Form 10-Q
period 1997-09-30
BIG DOG HOLDINGS INC
filed 1997-11-14
CIK 1019439

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended September 30, 1997

                                      or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  0-22963


                            BIG DOG HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                       77-0395316
(State or jurisdiction of                           (IRS employer
incorporation or organization)                    identification no.)


                               121 GRAY AVENUE
                       SANTA BARBARA, CALIFORNIA  93101
             (Address of principal executive offices) (zip code)

                                (805) 963-8727
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                                      X  No
               ---                                        ---
The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 10, 1997 was 13,135,550 shares.

                            BIG DOG HOLDINGS, INC

                              INDEX TO FORM 10-Q


                                                                        PAGE NO.
                                                                        --------
PART 1    FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (Unaudited)

          Consolidated Balance Sheets -
          September 30, 1997 and December 31, 1996 .......................... 3

          Consolidated Statements of Operations -
          Three months and nine months ended September 30, 1997 and 1996..... 4

          Consolidated Statements of Cash Flow -
          Nine months ended September 30, 1997 and 1996 ..................... 5

          Notes to Consolidated Financial Statements ........................ 6

ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................... 8

ITEM 3:   Quantitive and Qualitative Disclosures about
               Market Risk ..................................................12

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings .................................................12

ITEM 2:   Changes in Securities .............................................12

ITEM 3:   Defaults upon Senior Securities ...................................12

ITEM 4:   Submission of Matters to a Vote of Security Holders ...............12

ITEM 5:   Other Information .................................................12

ITEM 6:   Exhibits and Reports on Form 8-K ..................................12

SIGNATURE PAGE ..............................................................13

PART 1              FINANCIAL INFORMATION
ITEM 1:             FINANCIAL STATEMENTS


                            BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS

                                                         September 30,      December 31,
                                                              1997             1996
                                                         -------------      ------------
                                                          (Unaudited)
                                          ASSETS
CURRENT ASSETS:

  Cash                                                   $   846,000        $   723,000
  Accounts receivable, net                                   828,000            970,000
  Other receivable, stock offering proceeds               36,456,000
  Inventories                                             21,521,000         15,403,000
  Prepaid expenses and other current assets                1,088,000            478,000
  Deferred income taxes                                      301,000            144,000
                                                         -------------      ------------
    Total current assets                                  61,040,000         17,718,000

PROPERTY AND EQUIPMENT, Net                                9,169,000          7,455,000
INTANGIBLE ASSETS, Net                                       158,000            266,000
OTHER ASSETS                                                 351,000            344,000
                                                         -------------      ------------
TOTAL                                                    $70,718,000        $25,773,000
                                                         -------------      ------------
                                                         -------------      ------------

                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                  $ 6,190,000        $     -
  Current portion of obligations under capital leases        523,000            530,000
  Accounts Payable                                         4,270,000          1,235,000
  Income taxes payable                                         -                400,000
  Accrued expenses and other current liabilities           2,104,000          1,811,000
                                                         -------------      ------------
    Total current liabilities                             13,087,000          3,976,000

DEFERRED RENT                                                652,000            488,000
OBLIGATIONS UNDER CAPITAL LEASES, Net of current
  portion                                                    407,000            767,000
SUBORDINATED DEBT                                         14,400,000         14,400,000
                                                         -------------      ------------
  Total liabilities                                       28,546,000         19,631,000
                                                         -------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value, 3,000,000 shares
    authorized, 0 issued and outstanding
  Common stock $.01 par value, 30,000,000 shares
    authorized, 13,135,550 and 10,160,550 issued
    and outstanding at September 30, 1997 and
    December 31, 1996, respectively                          131,000            102,000
  Additional paid-in capital                              41,902,000          5,705,000
  Retained earnings                                          871,000          1,067,000
  Notes receivable from common stockholders                 (732,000)          (732,000)
                                                         -------------      ------------
    Total stockholder's equity                            42,172,000          6,142,000
                                                         -------------      ------------
TOTAL                                                    $70,718,000        $25,773,000
                                                         -------------      ------------
                                                         -------------      ------------

See accompanying notes.

                              BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Unaudited)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ------------------               -----------------
                                              1997             1996             1997           1996
                                           ------------    ------------     ------------   ------------
NET SALES                                  $ 24,129,000    $ 19,652,000     $ 55,272,000   $ 44,003,000

COST OF GOODS SOLD                           10,022,000       8,341,000       23,230,000     18,958,000
                                           ------------    ------------     ------------   ------------
GROSS PROFIT                                 14,107,000      11,311,000       32,042,000     25,045,000
                                           ------------    ------------     ------------   ------------
OPERATING EXPENSES:

  Selling, marketing and distribution         9,879,000       8,631,000       27,643,000     22,316,000
  General and administrative                  1,118,000         976,000        3,229,000      2,952,000
                                           ------------    ------------     ------------   ------------
    Total operating expenses                 10,997,000       9,607,000       30,872,000     25,268,000
                                           ------------    ------------     ------------   ------------
INCOME (LOSS) FROM OPERATIONS                 3,110,000       1,704,000        1,170,000       (223,000)

INTEREST EXPENSE                                518,000         432,000        1,485,000      1,099,000
                                           ------------    ------------     ------------   ------------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                  2,592,000       1,272,000         (315,000)    (1,322,000)

PROVISION (BENEFIT) FOR INCOME TAXES            985,000         517,000         (119,000)      (537,000)
                                           ------------    ------------     ------------   ------------
NET INCOME (LOSS)                          $  1,607,000    $    755,000     $   (196,000)  $   (785,000)
                                           ------------    ------------     ------------   ------------
                                           ------------    ------------     ------------   ------------

NET INCOME (LOSS) PER COMMON SHARE         $       0.15    $       0.07     $      (0.02)  $      (0.08)
                                           ------------    ------------     ------------   ------------
                                           ------------    ------------     ------------   ------------

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING       10,652,000      10,252,000       10,227,000     10,147,000
                                           ------------    ------------     ------------   ------------
                                           ------------    ------------     ------------   ------------

See accompanying notes.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            -----------------
                                                           1997           1996
                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $   (196,000)  $   (785,000)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                         1,841,000      1,299,000
    Provision for losses on receivables                      18,000         28,000
    Loss on disposition of property and
      equipment                                              36,000         11,000
    Deferred income taxes                                  (157,000)      (536,000)
    Changes in operating assets and liabilities:
      Receivables                                           123,000       (241,000)
      Inventories                                        (6,118,000)    (8,122,000)
      Prepaid expenses and other assets                  (1,060,000)      (709,000)
      Accounts payable                                    2,605,000      2,200,000
      Income taxes payable                                 (400,000)      (364,000)
      Accrued expenses and other current liabilities        293,000        251,000
      Deferred rent                                         164,000        194,000
                                                       ------------   ------------
        Net cash used in operating activities            (2,851,000)    (6,774,000)
                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (3,476,000)    (2,091,000)
  Other                                                      (7,000)       (58,000)
                                                       ------------   ------------
        Net cash used in investing activities            (3,483,000)    (2,149,000)
                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      -            545,000
  Proceeds from exercise of stock options                   651,000          -
  Proceeds from subordinated debt                             -          4,000,000
  Principle repayments under capital lease obligations     (384,000)      (344,000)
  Short-term borrowings, net                              6,190,000      5,794,000
                                                       ------------   ------------
    Net cash provided by financing activities             6,457,000      9,995,000
                                                       ------------   ------------
NET INCREASE IN CASH                                        123,000      1,072,000
CASH, BEGINNING OF PERIOD                                   723,000        769,000
                                                       ------------   ------------
CASH, END OF PERIOD                                    $    846,000   $  1,841,000
                                                       ------------   ------------
                                                       ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for:
    Interest                                           $  1,416,000   $    614,000
    Income taxes                                       $    437,000   $    476,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  The Company entered into capital lease obligations of $18,000 and $256,000 for new equipment for the nine months ended September 30, 1997 and 1996, respectively.

  In July 1996, certain key employees and other individuals issued $855,000 of long-term notes receivable to the Company as payment for common stock.

  On September 25, 1997 the Company's initial public offering of 2,800,000 shares of common stock for $14.00 per share became effective. At September 30, 1997, net proceeds of $36,456,000 were included in a receivable account.

See accompanying notes.

                    BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1. Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") as of and for the years ended December 31, 1996, 1995 and 1994.

NOTE 2.  Initial Public Offering of Common Stock

     On September 25, 1997, the Company's $56.0 million initial public offering of 4,000,000 shares of common stock at $14.00 per share was declared effective. Of the 4,000,000 shares, the Company sold 2,800,000 shares and certain stockholders sold 1,200,000 shares. The Company's net proceeds, after underwriting discounts and expenses associated with the offering were approximately $35.6 million. The Company used the net proceeds to repay $14.4 million of certain promissory notes due through November 4, 2003 that bore interest at 10% per annum, repay $6.2 million of outstanding advances under the Company's revolving credit facility that matured May 2, 1998 and that bore interest at the prime rate of its bank lender (8.5% per annum as of September 30, 1997), and approximately $.9 million to repay capital lease obligations. The Company intends to use the remaining $14.1 million of net proceeds for working capital and other general corporate purposes. Pending such uses, the net proceeds will be invested in short-term, investment grade, interest-bearing securities.

NOTE 3.  Net Income (Loss) Per Share:

     Net income (loss) per share is based on the weighted average number of common and common stock equivalent, if dilutive, shares outstanding during the period.

NOTE 4.  Short-term Borrowings

     The Company has commitments under letters of credit totaling $1,136,000 at September 30, 1997. The letters of credit expire through December 31, 1997.

NOTE 5. Stockholders' Equity

     On August 1, 1997, the Company adopted the 1997 Performance Award Plan to attract, reward and retain officers and employees. The maximum number of shares reserved for issuance under this plan is 1,000,000. Awards under this plan may be in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, stock bonuses, or cash bonuses based upon performance. On August 1, 1997 and September 25, 1997, the Company granted options under this plan relating to the purchase of 282,500 and 87,000 shares of Common Stock, respectively, at an exercise price of $12.00 and $14.00 per share, respectively.

     On August 1, 1997 the Board of Directors of the Company approved the authorization of 3,000,000 shares of $.01 par value Preferred Stock. To date, no shares of Preferred Stock have been issued.

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's financial statements and notes related thereto. Certain minor differences in the amounts below result from rounding of the amounts shown in the consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

     NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $24.1 million in the three months ended September 30, 1997 from $19.7 million for the same period in 1996, an increase of $4.5 million, or 22.8%. Of the $4.5 million increase, $3.3 million was attributable to stores not yet qualifying as comparable stores, $0.9 million came from the 5.2% comparable store sales increase for the period and $0.3 million came from an increase in non-retail sales. Management believes comparable store sales increased because of continued improvements in Company operations. These improvements include (i) the addition and maturation of key executives in store operations, merchandising and distribution and (ii) the better merchandising associated with the Company's utilization of its management information system as a result of the availability of detailed data on which to base planning and allocation decisions. In particular, continued strong growth in the Company's recently introduced categories of children's, Big and Tall and non-apparel products contributed to the increase.

     GROSS PROFIT. Gross profit increased to $14.1 million for the three months ended September 30, 1997 from $11.3 million for the same period of 1996, an increase of $2.8 million, or 24.7%. As a percentage of net sales, gross profit increased to 58.5% in the three months ended September 30, 1997 from 57.6% in the same period in 1996. This increase as a percentage of net sales was primarily attributable to better purchasing of certain key products. Also contributing to the percentage increase were continued improvements in merchandising, planning and allocation which led to better sell-throughs and fewer markdowns.

     SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $9.9 million in the three months ended September 30, 1997 from $8.6 million in the same period for 1996, an increase of $1.2 million, or 14.5%. As a percentage of net sales, these expenses decreased to 40.9% in the three months ended September 30, 1997 from 43.9% in the same period in 1996. This decrease in operating expenses as a percentage of net sales was attributable to improved store operations and reductions in non-retail operating expenses as well as leveraging these expenses over a larger revenue base.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.1 million in the three months ended September 30, 1997 from $1.0 million in the same period of 1996. As a percentage of net sales, these expenses decreased to 4.6% in the three months ended September 30, 1997 from 5.0% in the comparable 1996 period, reflecting the leverage of spreading them over a larger revenue base.

     INTEREST EXPENSE. Interest expense increased to $0.5 million in the three months ended September 30, 1997 from $0.4 million in the comparable 1996 period, an increase of $0.1 million, primarily as a result of increased
amounts due under outstanding subordinated notes.   The Company's initial
public offering closed on October 1, 1997 and all debt was paid off with a portion of the net proceeds.

Nine Months Ended September 30, 1997 and 1996

     NET SALES. Net sales increased to $55.3 million in nine months ended September 30, 1997 from $44.0 million for the same period in 1996, an increase of $11.3 million, or 25.6%. Of the $11.3 million increase, $8.9 million was attributable to stores not yet qualifying as comparable store and $2.8 million came from the 7.5% comparable store sales increase for the period. These increases were partially offset by a $0.4 million decline in non-retail sales. Management believes comparable store sales increased because of continued improvements in Company operations. These improvements include (i) the addition and maturation of key executives in store operations, merchandising and distribution and (ii) the better merchandising associated with the Company's utilization of its management information system as a result of the availability of detailed data on which to base planning and allocation decisions. In particular, continued strong growth in the Company's recently introduced categories of children's, Big and Tall and non-apparel products contributed to the increase. The Company also benefited from easier comparisons to sales in the first nine months of 1996.

     GROSS PROFIT. Gross profit increased to $32.0 million for the nine months ended September 30, 1997 from $25.0 million for the same period of 1996, an increase of $7.0 million, or 27.9%. As a percentage of net sales, gross profit increased to 58.0% in the nine months ended September 30, 1997 from 56.9% in the same period in 1996. This increase as a percentage of net sales was primarily attributable to better purchasing of certain key products. Also contributing to the percentage increase were continued improvements in merchandising, planning and allocation which led to better sell-throughs and fewer markdowns.

     SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $27.6 million in the nine months ended September 30, 1997 from $22.3 million in the same period for 1996, an increase of $5.3 million, or 23.9%. As a percentage of net sales, these expenses decreased to 50.0% in the nine months ended September 30, 1997 from 50.7% in the same period in 1996. This decrease in operating expenses as a percentage of net sales was primarily attributable to improved store operations.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3.2 million in the nine months ended September 30, 1997 from $3.0 million in the same period of 1996. As a percentage of net sales, these expenses decreased to 5.8% in the nine months ended September 30, 1997 from 6.7% in the comparable 1996 period, reflecting the leverage of spreading them over a larger revenue base.

     INTEREST EXPENSE. Interest expense increased to $1.5 million in the nine months ended September 30, 1997 from $1.1 million in the comparable 1996 period, an increase of $0.4 million, primarily as a result of increased amounts due under outstanding subordinated notes and increased borrowings under the Company's revolving credit facility. The Company's initial public offering closed on October 1, 1997 and all debt was paid off with a portion of the net proceeds.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter and the nine months ended September 30, 1997, the Company's primary uses of cash was to finance store openings and purchase merchandise inventories. The Company satisfied its cash requirements with a revolving line of credit with its bank.

The Company closed an initial public offering of 4,000,000 shares of its common stock for $56.0 million on October 1, 1997. Of the 4,000,000 shares sold, the Company sold 2,800,000 shares and certain stockholders sold 1,200,000 shares. Of the proceeds, the Company netted $35.6 million, after underwriting discounts and expenses, with the remainder of the net proceeds going to selling stockholders. Proceeds to the Company were used to retire all outstanding debt and for working capital and other general corporate purposes.

Cash used in operating activities was $6.8 million and $2.9 million for the first nine months of 1996 and 1997, respectively. The reduced use of cash in operating activities for the nine months ended September 30, 1997 compared to the similar 1996 period are attributable to decreased net loss, increased depreciation, and slower growth in inventories.

Working capital was $48.0 million at September 30, 1997 compared to $13.7 million at December 31, 1996, an increase of $34.2 million. Included in the increase is $36.5 million of stock offering proceeds receivable related to the initial public offering. Inventories at September 30, 1997 were $21.5 million compared to $15.4 million at December 31, 1996, an increase of $6.1 million.

Cash used in investment activities in the nine months ended September 30, 1996 and 1997 was $2.1 million and $3.5 million, respectively. Cash flows used in investment activities relate primarily to new store openings, and in 1997, to retrofitting 35 existing stores with new fixtures. The Company opened 22 and 18 net new stores in the nine months ended September 30, 1996 and 1997, respectively.

Cash provided by financing activities in the nine months ended September 30, 1996 and 1997 was $10.0 million and $6.5 million, respectively. In the 1996 period, the Company received $4.0 million proceeds from the issuance of subordinated debt. Net short term borrowings under the Company's revolving line of credit totaled $5.8 million and $6.2 million, respectively, for the nine months ended September 30, 1996 and 1997.

The Company has a revolving credit facility with a bank that expires in May 1998. The revolving credit facility provides for $3.0 million (reduced from $10.5 million at September 30, 1997) that can be used for cash advances and letters of credit. Interest on advances is payable at the bank's prime rate.

SEASONALITY

The Company's business is seasonal by nature. However, the Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual sales and profits. The Company has historically incurred operating losses in its first quarter and may be expected to do so in the foreseeable future.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events. These forward looking statements involve risks and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Primary factors that could cause actual results to differ are indicated in the Company's prospectus dated September 25, 1997 that is part of the Company's registration statement of Form S-1 (File No. 333-33027) filed with the Securities and Exchange Commission.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           Not applicable

PART II.   OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS
           Not applicable

ITEM 2:    CHANGES IN SECURITIES
           Not applicable

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
           Not applicable

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable

ITEM 5.    OTHER INFORMATION

     On October 1, 1997, the Company closed its initial public offering of 4,000,000 shares of its common stock to the public at a price of $14.00 per share. 2,800,000 shares were issued by the Company in such offering and the balance were sold by selling stockholders. The Company received approximately $35.6 million in cash, net of the underwriting discount and offering expenses.

ITEM 6:    EXHIBITS AND REPORTS ON 8-K
           (a)  Exhibits

                    EXHIBIT NO.                   DOCUMENT DESCRIPTION

                         27.1                     Financial Data Schedule

           (b)  Reports on Form 8-K - Not applicable

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BIG DOG HOLDINGS, INC.


November 14, 1997                      /S/ ANDREW D. FESHBACH
                                       -------------------------------------
                                       Andrew D. Feshbach
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



November 14, 1997                      /S/ JONATHAN S. HOWE
                                       -------------------------------------
                                       Jonathan S. Howe
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)