Form 10-K
period 1997-12-31
BIG DOG HOLDINGS INC
filed 1998-03-30
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-22963

                             BIG DOG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -------------------------

          CALIFORNIA                                     52-1868665
          ----------                                     ----------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

     121 GRAY AVENUE, SANTA BARBARA, CALIFORNIA             93101
     ------------------------------------------             -----
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

                                 (805) 963-8727
                                 --------------
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, $0.01
                                                              par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 23, 1998 was approximately $34,377,666 million. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders, are deemed to be held by non-affiliates.

         On March 23, 1998 the registrant had 13,159,550 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Big Dog Holdings, Inc. and its subsidiaries ("Big Dogs" or the "Company") develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. BIG DOGS-Registered Trademark- is an All-American, family-oriented brand that the Company believes has established a unique niche in its dedication to providing quality, value and fun. Big Dogs products were first sold in 1983, and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS-Registered Trademark- brand and related assets. Following the acquisition, Big Dogs initiated a strategy of leveraging the brand through dramatic expansion of its product line and rapid growth in its retail stores. The number of the Company's stores has grown from 5 in 1993 to 150 as of December 31, 1997.

         The Company's collection is centered around its signature BIG DOGS-Registered Trademark- name, logo and "Big Dog" characters and is designed to appeal to a broad range of customers when they are in the "Big Dog state of mind." The BIG DOGS-Registered Trademark- brand conveys a sense of fun, humor and a "Big Dog attitude," whereby each customer can feel that he or she is a "Big Dog." The Big Dog attitude and sense of fun are brought to life through the Company's graphic capabilities that portray the Big Dog characters in a number of engaging, positive and inspiring situations and activities. The Big Dog attitude is further defined by a number of slogans such as "If You Can't Run with the Big Dogs Stay on the Porch"-Registered Trademark-, "Unless You're the Lead Dog, the Scenery Never Changes," and "Lead, Follow or Get Out of the Way." These graphics and slogans combine a bold, spirited attitude with wry, lighthearted humor. The appeal of the brand is further strengthened through a customer's personal identification with particular sports and other activities depicted in these graphics. In addition to its focus on fun, Big Dogs develops customer loyalty and enhances its brand image by providing a consistently high level of quality at moderate price points. Big Dogs accomplishes this primarily through (i) selling its own brand directly to the consumer, (ii) low-cost product development, and (iii) sourcing high-volume/low-cost basic apparel with limited fashion risk.

         The BIG DOGS-Registered Trademark- brand is designed to appeal to men, women and children of all ages, particularly baby boomers and their kids, when they are engaged in leisure or recreational activities. Furthermore, the Company believes that the millions of dog and other pet owners in the United States, as well as children, have a strong natural affinity toward the dog-related images and themes in Big Dogs graphics. In addition, the Company believes that the positive image the brand brings to being a "Big Dog" has a special appeal to large-size customers. The Company's apparel products, which include a wide variety of basic apparel and related products, are developed with an emphasis on being functional rather than fashion-forward or trendy. These apparel products include graphic T-shirts, shorts, knit and woven shirts, fleece items, loungewear and boxer shorts. In addition to its BIG DOGS-Registered Trademark-line of activewear and casual sportswear for men and women, the Company has successfully introduced and expanded its LITTLE BIG DOGS-TM- line of infants' and children's apparel and its BIG BIG DOGS-TM- line of Big and Tall apparel. The Company has also successfully expanded its non-apparel products, including plush animals, stationery and pet products, which feature Big Dog graphics and are developed to complement its apparel.

         The Company reinforces its brand image by distributing BIG DOGS-Registered Trademark- products primarily through its own retail stores. This distribution strategy enables the Company to present a complete selection of its merchandise in a creative and fun environment. In addition, this strategy enables it to more effectively reach its targeted customers by locating stores in tourist-oriented and other casual environments where it believes consumers are more likely to be in the "Big Dog state of mind." The Company operates its retail stores in both outlet and full-price formats, depending on the location. In addition to its retail stores, Big Dogs markets its products through other channels, including its catalog and better wholesale accounts.

BUSINESS STRATEGY

         Big Dogs' mission is to build a brand that is recognized throughout the world for providing high quality, good value and fun and functional products. To achieve this goal, the Company has adopted the following operating strategies:

         PROMOTE THE BIG DOG SPIRIT OF FUN. A key and unique element in the Company's brand image is its focus on fun. This spirit of fun revolves around the Company's Big Dog character that has broad appeal to men, women and children of all ages. The Company fosters this spirit by creating positive, humorous, topical and inspiring graphics and slogans which it applies to its merchandise. More than just a logo, the Big Dog represents the leader, athlete, child, comedian, musician, boss, traveler, parent and dog lover in everyone. Big Dog products are fun, not only because of their graphics and slogans, but also because they are designed for recreational, sports and leisure activities and make ideal gifts. Big Dogs' focus on fun is further enhanced by the lively, enjoyable atmosphere in its retail stores and is also reflected in its catalog and marketing promotions and activities.

         DELIVER HIGH QUALITY AT A GOOD VALUE. Big Dogs' products are constructed using high-quality fabrics and other materials. Many of its products feature unique graphics characterized by advanced print techniques, as well as unique appliques and embroideries on many of its apparel products. The Company believes that this combination of quality fabrics and graphics in its apparel products provides the customer with a product that has an exceptional look and feel. Big Dogs is able to deliver this level of quality at reasonable prices primarily as a result of (i) selling its own brand direct to the consumer, (ii) low-cost product development, (iii) sourcing of basic apparel, and (iv) low marketing costs. The Company believes that delivering quality and value is instrumental in generating customer appeal and brand loyalty for its products, particularly those that do not prominently feature Big Dog graphics.

         ENHANCE FUNCTIONAL PRODUCTS WITH GRAPHICS. Big Dog develops functional rather than fashion-forward products. The Company believes it has a special competency in creating distinctive, popular graphics which it uses to differentiate its products from those of its competitors. Big Dogs has developed a broad assortment of classic, functional clothing ("basics") in traditional, less fashion-forward colors. The Company's focus on basics and its ability to leverage its graphics across multiple product categories have allowed the Company to eliminate the need for a traditional buyer or design staff, and thereby lower its product development costs compared to most fashion apparel companies. Furthermore, since its graphics are added in the last stage of production, the Company is able to be more responsive to customer preferences while also lowering its inventory risk.

         TARGET A BROAD, DIVERSE CUSTOMER BASE. Big Dogs believes it has established an All-American, family-oriented brand featuring products, graphic themes, slogans and promotions that appeal to a broad range of consumers. Although its marketing focus is on baby boomers and their kids, Big Dogs' customers include men, women and children of all ages, and span a wide range of geographic areas and income levels. Furthermore, the Company believes that the millions of dog and other pet owners in the United States, as well as children, have a strong natural affinity for the dog-related images and themes in Big Dogs graphics. In addition, the Company believes that the positive image the brand brings to being a "Big Dog" has a special appeal to large-size customers.

         MAINTAIN CONTROLLED DISTRIBUTION. Big Dogs' sells its products primarily through its own stores and, to a lesser extent, through its catalog. By selling direct to its customers, Big Dogs is able to present its complete line of merchandise in a creative and fun environment. This also allows it to target its customers more precisely by locating its stores in tourist-oriented and other high-traffic areas, where the Company believes consumers are more likely to be in the "Big Dog state of mind." Selling direct to the consumer also allows the Company (i) to enhance its margins while still providing customer value, (ii) to be more responsive to customer feedback, especially with regard to new product development, (iii) to reduce its need to build brand awareness through large-scale media advertising, and (iv) to collect customer names for its catalog through in-store sign-ups.

         CREATE AN ENTERTAINING SHOPPING EXPERIENCE. Big Dogs seeks to create a distinctive and fun shopping environment in its stores through an innovative display of its graphic art and humor, including in-store "T-shirt walls" and other displays that are designed to immediately put the customer in the "Big Dog state of mind." By showcasing the Company's complete product line, Big Dogs stores offer something for everyone in the family. Effective cross-merchandising in the stores is designed to add excitement and prompt add-on purchases. The Company believes the customer's shopping experience is further enhanced by the Company's knowledgeable and enthusiastic sales staff.

         EMPHASIZE GRASSROOTS MARKETING. The Company believes its most effective marketing is its products themselves and their presentation in the Company's retail stores and catalog. As a result, the Company has spent relatively little on advertising. Also important to Big Dogs' marketing strategy is its targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams), community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara), and corporate cross-promotions with leading consumer product companies (such as Nabisco and IAMS).

         The Company's continued growth will depend to a significant degree on its ability to open and operate new stores, to increase net sales and profitability from the Company's existing stores, and to expand its other sources of revenue. Big Dogs' primary growth strategy is the continued expansion of its retail stores. The Company opened 29 net new stores in 1997. The Company opens stores in locations and venues that management believes best target its customers and can be obtained on terms that meet its unit profitability requirements. Depending on the location, the Company will open new stores in either an outlet or full-price format. Although Big Dogs' traditional emphasis has been on outlet malls, the Company has more recently increased its focus on opening full-price, stand-alone stores in tourist and leisure locations. Accordingly, the Company anticipates that the stores it opens in the near future will be located in a variety of venues, including outlet malls, stand-alone stores in tourist areas, tourist-oriented malls, regional malls and metropolitan locations. These new markets and venues have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets and venues.

MERCHANDISING

         Big Dogs' product line features a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. Big Dogs' apparel lines include full collections of classic unisex casual sportswear and activewear for adults, as well as more recently introduced collections for infants and children and the Big and Tall market. Big Dogs has also in recent years further expanded its product lines to include not only a wide variety of apparel accessories, but also a collection of gift and consumer products. The Company continuously explores opportunities to further leverage its brand and graphics into new product lines.

         The Company's apparel products are manufactured from premium cotton, or, in some instances, cotton/ synthetic blends. Big Dogs' apparel is characterized by quality fabrics, construction and embellishments, and is distinguished from other apparel lines by the BIG DOGS-Registered Trademark-name, dog logo, graphics and slogans. In addition to its distinctive graphics, the Company believes it has achieved recognition for the quality and performance of its products. For example, the Company's solid nylon volley shorts and madras plaid shorts were selected by the Atlanta Committee for the Olympic Games to be officially licensed shorts for the 1996 Atlanta Olympics.

         Prices for most of the Company's products range from between $5 and $30. The following table sets forth the approximate contribution that each of the Company's product categories made to total net sales in the Company's retail stores for the year ended December 31, 1997:

                                                                 RETAIL STORE
                                                                   NET SALES
                                                                  % OF TOTAL
                                                                 ------------

      Adult Apparel and Accessories ...................................59.0%
      Infants' and Children's Apparel and Accessories .................19.7
      Big and Tall Apparel ............................................11.8
      Non-Apparel Products .............................................9.5
                                                                      ------
                           Total .....................................100.0%

         ADULT APPAREL AND ACCESSORIES. Big Dogs sells a complete line of adult unisex activewear and casual sportswear. The Company offers screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that generally prominently display the Big Dogs graphics and slogans. In addition, the Company offers shorts, knit and woven casual shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, all of which feature print designs or simply the BIG DOGS-Registered Trademark- name and/or dog logo. The Company's adult apparel line primarily focuses on basic items that recur with relatively minor variation from season-to-season and year-to-year. Although the Company introduces new apparel and other products throughout the year, certain classic, popular items and graphics have been in the Big Dogs line with very little change for over ten years.

         Big Dogs leverages its trademarks, characters and more popular graphics by carefully translating them to a wide variety of apparel accessories, including caps, ties, socks, sunglasses, bags, watches and wallets. These products are developed and introduced based on their consistency with Big Dog's brand image and whether they complement the Company's other products. The Company's introduction of accessories not only provides an opportunity to create add-on purchases, but also minimizes product development costs and inventory risk by utilizing graphics and slogans that have first proven popular on the Company's graphic T-shirts.

         INFANTS' AND CHILDREN'S APPAREL AND ACCESSORIES. The LITTLE BIG DOGS-Registered Trademark- line includes infants, toddlers, kids and youth sizes. Products in this line include graphic T-shirts, shirts, fleece items, infant and toddler one-pieces, boxer shorts, dresses and shorts, virtually all of which feature distinctive graphics. The graphics and fabrics of this line are designed to mirror many of the more popular graphics and fabrics in the BIG DOGS adult line in order to encourage family purchases and leverage overall product development costs. The Company sells its LITTLE BIG DOGS-Registered Trademark-line primarily through its retail stores and catalog, and wholesales it to certain specialty and better department stores.

         BIG AND TALL APPAREL. The Company believes that the BIG DOGS-Registered Trademark-image and the positive emphasis the brand gives to being a "Big Dog" have a unique appeal to consumers who wear large sizes. In the spring of 1996, the Company significantly expanded its BIG BIG DOGS-Registered Trademark-category targeting Big and Tall customers. The Company's BIG BIG DOGS-TM-category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that generally prominently display the Big Dogs graphic themes and slogans. In addition, the Company offers shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS-Registered Trademark-name and/or dog logo. The Company sells its BIG BIG DOGS-TM-line primarily through its retail stores and catalog and also through selected wholesale accounts.

         NON-APPAREL PRODUCTS. Big Dogs further leverages its trademarks, characters and more popular graphics by applying them to a wide variety of adult's and children's non-apparel items, including pet products, plush animals and other toys, sporting goods, stationery, calendars, mousepads and screen savers. As with apparel accessories, new non-apparel products are developed and introduced based on whether they are consistent with Big Dogs' brand image and complement the Company's other products. As with apparel accessories, the graphics applied to these products have first proven popular on the Company's T-shirts, resulting in lower product development costs and inventory risk. In general, non-apparel items have higher gross margins than many of the Company's other products.

MARKETING

         The Company strives to maintain a consistent brand image through the coordination of its merchandising, marketing and sales efforts. The goal of the Company's marketing efforts is to present a distinctive image of quality, value and fun that consumers will associate with the Company's products and thereby enhance the BIG DOGS-Registered Trademark- brand image. The BIG DOGS brand image has been developed with relatively little advertising, as the Company believes its most effective marketing is its products themselves and their presentation in the Company's retail stores and catalog. The Company's catalog serves not only as a means of product distribution, but also as the key marketing piece for the Company's retail stores.

         Also important to the Company's marketing strategy is its targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams), community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara), and corporate cross-promotions with leading consumer product companies (such as Nabisco and IAMS). The Company trains and incentivizes its store managers to actively involve their stores in local, grassroots activities. In addition, the Company utilizes billboard advertising designed to direct customers to local Big Dogs retail stores.

RETAIL STORES

         Big Dogs seeks to create a distinctive and fun shopping environment in its stores through the innovative display of its graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in the "Big Dog state of mind." In addition, the Company's cross-merchandising and colorful signage are designed to add excitement in the stores and prompt add-on purchases. While maintaining a consistent Big Dog "look" throughout the chain, many stores incorporate graphics and props which are consistent with the store's local environment (for example, a car racing theme in Indianapolis and an Old Spanish Days theme in Santa Barbara). By showcasing the Company's complete product line and broad assortment, Big Dogs stores offer something for everyone in the family and are particularly appealing to the dedicated Big Dogs customer.

         In 1997, the Company's retail stores contributed approximately 91% of total net sales. As of December 31, 1997, the Company operated 150 stores in 41 states and one store in England. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in the "Big Dog state of mind." In making site selections, the Company also considers a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of stores located in each state or country as of the end of 1997:

  State       No. of Stores            State               No. of Stores
  -----       -------------            -----               -------------
Alabama             1                Minnesota                   2
Alaska              1                Mississippi                 2
Arizona             6                Missouri                    3
California          30               Nevada                      2
Colorado            3                New Hampshire               1
Connecticut         2                New Jersey                  2
Delaware            2                New Mexico                  1
Florida             9                New York                    8
Georgia             4                North Carolina              5
Hawaii              2                Ohio                        3
Idaho               2                Oregon                      5
Illinois            3                Pennsylvania                6
Indiana             4                South Carolina              3
Iowa                1                Tennessee                   5
Kansas              3                Texas                       5
Louisiana           1                Utah                        2
Maine               2                Vermont                     1
Maryland            2                Virginia                    3
Massachusetts       3                Washington                  4
Michigan            3                West Virginia               1
                                     Wisconsin                   1

  Country                           No. of Stores
  -------                           -------------
United Kingdom                             1

         The Company operates its retail stores in both outlet and full-price formats, depending on the location. Big Dogs' traditional emphasis has been on outlet malls because those malls are often located in tourist areas and attract significant numbers of Big Dogs' targeted customers. More recently, the Company has increased its focus on opening full-price, stand-alone stores in tourist and leisure locations. The Company anticipates that the stores it opens in the near future will be in a variety of venues, including outlet malls, stand-alone stores in tourist areas, tourist-oriented malls, regional malls and metropolitan locations.

         The Company's outlet mall stores average approximately 3,000 square feet. The Company's outlet stores offer a complete and current line of the Company's products priced approximately 25% less than the same items are sold for in the Company's catalog and the Company's full-price stores and by other retailers. In addition, the Company has tested a smaller format store which it intends to open in certain circumstances. This smaller format will carry substantially all of the Company's product categories, but will be more densely merchandised to accommodate the smaller square footage. The Company opened 29 net new stores during 1997. The Company's average cost to open a store in 1997, including leasehold improvements and furniture and fixtures, was approximately $70,000 (net of tenant improvement allowances). The average per store initial inventory (partially financed by trade payables) for the new 1997 stores was approximately $69,000 and pre-opening expenses averaged approximately $15,000 per store. The average total cost to build new stores will vary in the future, depending on various factors, including local construction costs, changes in store format and design and tenant improvement allowances.

         Big Dogs store operations are managed by a Senior Vice President--Retail, three regional managers and approximately 24 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. The Company seeks to further enhance its customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, the Company has implemented employee training and incentive programs and encourages its sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. The Company believes its commitment to customer service enhances its ability to generate repeat business and to attract new customers. The Company also believes that the fun nature of its products and the growth of the Company create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

NON-RETAIL DISTRIBUTION

         Non-retail channels of distribution, including catalog, wholesale and, to a lesser extent, corporate sales, premium programs, international and internet sales, contributed approximately 9% of the Company's total net sales in 1997.

         CATALOG. Introduced in late 1992, the Company's catalog is a key marketing piece for its products and stores, and enables it to reach customers who are not located near a Big Dogs store. The Company's proprietary mailing list has been developed largely through sign-ups by customers in its retail stores rather than through active prospecting. Big Dogs' proprietary mailing list has over 700,000 active customer names. The Company's catalog sales in 1997 were approximately $4.9 million, or approximately 6% of total net sales.

         WHOLESALE. During 1997, the Company sold to over 600 wholesale accounts throughout the United States. The Company's wholesale sales in 1997 were approximately $2.5 million, or approximately 3% of total net sales.

         INTERNATIONAL. Big Dogs products are not currently sold outside of the United States, with the exception of one store in England and incidental other sales. The Company plans to expand the sale of its products internationally through efficient, profitable and brand-enhancing means, which may vary by country and may include retail stores, exporting to resellers, licensing and catalog sales.

         OTHER BRAND LEVERAGING. Big Dogs intends to carefully evaluate and pursue opportunities to leverage the power of the BIG DOGS-Registered Trademark-brand through various activities that are consistent with the brand image, which may include selective product licensing, co-branding (such as a current co-branding program for ski jackets with Columbia Sportswear) and entertainment and media activities.

SOURCING

         DOMESTIC AND INTERNATIONAL SOURCING. The Company does not own or operate any manufacturing facilities and sources its products through third-party contractors with manufacturing facilities that are primarily overseas. The Company believes that outsourcing allows it to enhance production flexibility and capacity, while substantially reducing capital expenditures and avoiding the costs of managing a large production workforce. In addition, outsourcing allows the Company to leverage working capital, transfer risk and focus its energy and resources on merchandising, marketing and sales.

         Big Dogs' domestic sourcing is primarily limited to graphic T-shirts. In 1997, as in prior years, the Company purchased substantially all of its graphic T-shirts from a commonly controlled company, Fortune Fashions, Inc. based near Los Angeles, California. Fortune Fashions purchases blank T-shirts and other products and provides screen -printing and embroidery services to the Company for these products. However, during the first quarter of 1998, the Company moved in-house the bulk of its graphic T-shirt business, including the management of screen-printing and blanks that had previously been provided by Fortune Fashions, and the Company expects its future business with Fortune Fashions to be minimal.

         The majority of Big Dogs' other products are manufactured overseas, primarily in Asia. In order to reduce the Company's exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, the Company utilizes a diverse group of vendors. Big Dogs sources product from over 100 unaffiliated vendors, including over 35 foreign vendors in a number of countries, with a significant portion being produced by contractors with manufacturing facilities in China. In order to enhance its sourcing flexibility, the Company uses purchasing agents rather than operate its own foreign sourcing office. These agents assist the Company in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. The Company does not have supply contracts with any of its suppliers. Although the loss of major suppliers could have a significant effect on the Company's immediate operating results, the Company believes alternate sources of merchandise for most product categories are available at comparable prices and that it could replace these suppliers without any long-term adverse effect on the Company.

         The Company forecasts production requirements to secure necessary manufacturing capacity and quota. Since the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company generally allows greater lead-times for foreign orders. However, due to the Company's focus on widely available basics rather than fashion items, the Company believes these lead times do not present significant risks.

         QUALITY CONTROL. The Company's quality control program is designed to ensure that all goods bearing BIG DOGS-Registered Trademark-trademarks meet the Company's standards. With respect to its products, the Company, through its employees and sourcing agents, develops and inspects prototypes of each product prior to manufacture. For apparel products, the Company, through its employees and sourcing agents, inspects the prototypes and fabrics prior to cutting by the contractors, establishes fittings based on the prototype and inspects samples. The Company or its sourcing agents inspect the final product prior to shipment to the Company's warehouse or at the warehouse prior to payment.

MANAGEMENT INFORMATION SYSTEMS

         The Company is committed to utilizing technology to enhance its competitive position. The Company has put in place computer hardware, systems applications and networks that are the same as those used by a number of large retailers. These systems support the sales and distribution of products to its stores and customers and improve the integration and efficiency of its domestic and foreign sourcing operations. Big Dogs' MIS system provides integration of store, merchandising, distribution and financial systems. These systems include stock keeping unit ("SKU") and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on an IBM AS 400 platform, and a Novell server network and utilize Island Pacific software. The Company's point-of-sale ("POS") system consists of registers providing price look-up, e-mail and credit card and check authorization. Through automated two-way communication with each store, sales information and e-mail are uploaded to the host system, and receiving, price changes and systems maintenance are down-loaded through the POS devices. Sales are updated daily in the merchandising report systems by polling sales from each store's POS terminals. The Company evaluates information obtained through daily polling, including a daily tracking of gross margin, to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise. Wholesale and catalog operations are also supported by MIS applications from established vendors, designed specifically to meet the unique requirements of these segments of the business. These applications include customer service phone center, order processing and mailing list maintenance.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE

         Allocation and distribution of the Company's inventory is performed centrally at the store, merchandise classification and SKU levels using integrated third-party software. Utilizing its MIS capabilities, the Company's planning and allocation group works closely with the merchandising and retail departments to monitor and respond to customer purchasing trends and meet the seasonal and locale-specific merchandising requirements of the Company's retail stores. The Company is currently implementing fuller utilization of its merchandising information systems to capitalize on regional and seasonal trends and on individual store characteristics.

         During 1997, Big Dogs maintained two distribution facilities: a main facility of approximately 67,000 square feet located in Commerce, California and a mail order warehouse and fulfillment facility of approximately 21,000 square feet in Ventura, California. In early 1998, the Company consolidated these operations into a new 136,000 square-foot distribution facility in Santa Fe Springs, California. All merchandise is delivered by vendors to this new facility, where it is inspected, entered into the Company's allocation software system, picked and boxed for shipment to the stores or customers. The Company ships merchandise to its stores at least weekly, to provide a steady flow of merchandise.

TRADEMARKS

         The Company utilizes a variety of trademarks which it owns, including the U.S. registered trademarks BIG DOGS-Registered Trademark-, BIG DOG SPORTSWEAR-Registered Trademark-and dog logo and the trademarks BIG DOG-TM-,
LITTLE BIG DOGS-TM- and BIG BIG DOGS-TM-. In addition, the Company has registered certain of its trademarks or has registration applications pending in over 14 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. From time to time the Company discovers products in the marketplace that the Company believes infringe upon its trademark rights. The Company vigorously protects its trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

COMPETITION

         Although the level and nature of competition differ among the Company's product categories, the Company competes primarily on the basis of its brand image, offering a unique combination of quality, value and fun, and on other factors including product assortment, price, store location and layout, and customer service. The markets for each of the Company's products are highly competitive. The Company believes that its long-term competitive position will depend upon its ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices. Although the Company believes it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company competes with well-known apparel and specialty retail companies such as The GAP, Eddie Bauer, Warner Brothers Stores and The Disney Stores, as well as a large number of national and regional department stores, specialty retailers and apparel designers and manufacturers. In addition, in recent years, the amount of casual sportswear and activewear manufactured specifically for department stores and sold under their own labels has significantly increased. Many of Big Dogs' competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company.

EMPLOYEES

         At March 10, 1997, the Company had approximately 500 full-time and 550 part-time employees. The number of part-time employees fluctuates significantly based on seasonal needs. None of the Company's employees are covered by collective bargaining agreements and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles and present and past positions of persons serving as executive officers of the Company as of March 23, 1998:

NAME                   AGE      POSITION
------------------     ---      -----------------------------------------------
Andrew D. Feshbach     37       President, Chief Executive Officer and Director
Douglas N. Nilsen      49       Executive Vice President - Merchandising
Anthony J. Wall        42       Executive Vice President - Business Affairs,
                                    General Counsel and Secretary
Roberta J. Morris      38       Chief Financial Officer, Treasurer and
                                    Assistant Secretary
Andrew W. Wadhams      37       Senior Vice President - Retail

     ANDREW D. FESHBACH co-founded the Company in May 1992 and has served as President, Chief Executive Officer and as a director since that time. From June 1992 until May 1997, Mr. Feshbach also served as Chief Financial Officer of the Company. Mr. Feshbach co-founded Fortune Fashions Inc. ("Fortune Fashions"), a custom manufacturer of embellished apparel (See Item 1. "Business - Sourcing") in 1991 and has served as a director since that time, and, from 1991 until June 1992, served as its Chief Financial Officer. From 1990 until the present, he has served as a Vice President of Fortune Financial, a private merchant banking firm owned by the Company's Chairman and majority stockholder, Fred Kayne. Mr. Feshbach serves as a director of The Right Start, Inc., an infant products retailer and catalog company. Mr. Feshbach has an M.B.A. from Harvard University.

     DOUGLAS N. NILSEN joined the Company in October 1995 and has served as Executive Vice President--Merchandising since December 1995. From October 1995 until December 1995, he served as Senior Vice President of the Company. From 1990 to September 1995, he served as Director of Merchandise at Walt Disney Attractions, Inc. for its U.S. theme parks and resorts, and in such capacity was responsible for merchandising all apparel and accessories. From 1976 to 1990, Mr. Nilsen was employed by Macy's California in various capacities, most recently as Vice President of Merchandising in both the Accessories and Men's Divisions. Mr. Nilsen has an M.B.A. from New York University.

         ANTHONY J. WALL joined the Company in September 1994 and has served as Executive Vice President since March 1996. He has also served as General Counsel and Secretary of the Company since September 1994. He served as a director of the Company from November 1995 until September 1997 and also as Senior Vice President from September 1994 until March 1996. From 1981 until 1994, Mr. Wall practiced as an attorney with Gibson, Dunn & Crutcher and, from 1990 until 1994, was a partner in the corporate department of that firm. Mr. Wall also serves as Vice President and General Counsel of Fortune Fashions and Vice President of Fortune Financial. Mr. Wall has a J.D. from the University of Southern California.

         ROBERTA J. MORRIS joined the Company in August 1993 and has served as Chief Financial Officer since March 1, 1998, having previously served as Senior Vice President--Finance since January 1995 and as Vice President--Finance of the Company from August 1993 to January 1995. From 1988 to August 1993, Ms. Morris was employed by Deloitte & Touche LLP, a national accounting firm, serving as a Senior Manager from August 1992 until August 1993. Ms. Morris is a certified public accountant.

         ANDREW W. WADHAMS joined the Company in August 1996 as Senior Vice President--Retail. From January 1994 to June 1996, Mr. Wadhams served as Vice President of Retail Operations of Imaginarium, Inc., a retailer of children's games and educational items. From 1986 to November 1993, Mr. Wadhams was employed in various capacities by The Gap Inc. in its Gap, GapKids, Gap International and Banana Republic divisions, most recently as Regional Manager--Retail Operations of Banana Republic from 1991 to 1994.

ITEM 2.           PROPERTIES

         The Company's corporate headquarters are located in Santa Barbara, California in two leased buildings comprising approximately 28,000 square feet under leases that expire in July 1999. The Company has two five-year options to extend the lease on one of these buildings. The Company's distribution facility is located in Santa Fe Springs, California in a leased building comprising approximately 136,000 square feet under a lease that expires in January 2008. The Company has an option to extend this lease for five years

         The Company leases all of its store locations. Store leases are typically for a term of 5 years with a 5-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of the current litigation will not have a material adverse effect upon the financial statements of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The common stock of the Company is traded on the NASDAQ National Market under the symbol BDOG. The Company effected its initial public offering in September 1997 at a price of $14.00 per share. The following table sets forth, for the periods indicated, the high and low "sales" price of the shares of Common Stock of the Company, as reported on the NASDAQ National Market.

1997                                                HIGH             LOW
----                                                ----             ---

Third Quarter (commencing September 24, 1997)      $15-3/4           $14
Fourth Quarter                                     $14-3/8          $  5

         On March 25, 1998, the last sales price of the Common Stock as reported on the NASDAQ National Market was $6.625 per share. As of March 25, 1998 there were approximately 121 shareholders of record of the Company's Common Stock.

         The Company has not paid any cash dividends since inceptions and does not anticipate paying any cash dividends in the foreseeable future.

1997 Sales of Unregistered Securities

         In 1997, the Company sold an aggregate of 199,000 shares of common stock upon exercise of outstanding warrants and options at purchase prices ranging from $2.59 to $4.00 per share for total consideration of $723,000 in cash. The sales of the securities in such transactions were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                                                          YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                            1993       1994       1995       1996        1997
                                                            ----       ----       ----       ----        ----
                                                           (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:

Net sales ............................................   $ 11,413   $ 28,404   $ 51,541   $ 68,683   $ 86,181
Cost of goods sold ...................................      5,946     12,857     21,571     29,720     36,328
                                                            -----     ------     ------     ------     ------
Gross profit .........................................      5,467     15,547     29,970     38,963     49,853
                                                            -----     ------     ------     ------     ------
Selling, marketing and distribution expenses .........      3,873     12,993     24,814     32,309     39,549
General and administrative expenses ..................      1,341      1,746      3,167      3,937      4,738
                                                            -----      -----      -----      -----      -----
Total operating expenses .............................      5,214     14,739     27,981     36,246     44,287
                                                            -----     ------     ------     ------     ------
Operating income (loss) ..............................        253        808      1,989      2,717      5,566
Interest expense .....................................        306        397      1,189      1,647      1,268

Income (loss) before provision (benefit) for
income taxes .........................................        (53)       411        800      1,070      4,298
Provision (benefit) for income taxes .................          1         19        162        435      1,633
                                                         ---------  ---------  ---------  ---------  ---------
Net income (loss).....................................   $    (54)  $    392   $    638   $    635   $  2,665
                                                         =========  =========  =========  =========  =========

Net income (loss) per share
     Basic and diluted ...............................   $  (0.01)  $   0.04   $   0.07   $   0.06   $   0.24

Weighted average common shares
     Basic ...........................................      9,000      9,000      9,503      9,978     10,965
     Diluted..........................................      9,000      9,000      9,503     10,049     11,187

OPERATING DATA:
Number of stores: (1)
  Open at beginning of period ........................          5         16         51         91        121
  Stores added (net of closures)......................         11         35         40         30         29
                                                               --         --         --         --         --
  Open at end of period ..............................         16         51         91        121        150
Comparable store sales increase (decrease)(2) ........       31.8%      (1.5)%      9.0%       3.2%      6.5%


DECEMBER 31
                            1992      1993     1994      1995      1996      1997
                            ----      ----     ----      ----      ----      ----
BALANCE SHEET DATA:

Working capital ......   $ 1,141   $ 1,506   $ 3,072   $ 8,030   $13,742   $35,468

Total assets .........     3,623     5,756    13,647    19,011    25,773    52,584

Total indebtedness (3)     1,530     2,272     6,141    10,732    15,697         0

Stockholders' equity .       556     2,502     3,094     4,737     6,142    45,541


   (1) Excludes two temporary stores open for a portion of 1995 and four temporary stores open for a portion of 1996.

   (2) Comparable store sales represent net sales of stores open at least one full year. Stores are considered comparable beginning on the first day of the first month following the one-year anniversary of their opening. Stores that are relocated but remain in the same shopping area remain in the comparable store base.

   (3) Includes subordinated debt, obligations under the bank line of credit and obligations under capital leases. All indebtedness was paid off with a portion of the proceeds from the Company's initial public offering in September 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include the discussions in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the seasonality of business, use of proceeds from the Company's initial public offering, expected new store openings and costs, the impact of year 2000 compliance and inflation risks. Uncertainties to which the foregoing and other aspects of the Company's business may be subject include those discussed below in regard to factors that may affect quarterly results discussed below, the factors affecting the costs of building new stores, and other risks and uncertainties, some of which are discussed in greater detail in the Company's Prospectus dated September 25, 1997 filed with the SEC. All forward-looking statements in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Notwithstanding the Company's growth in sales and profitability during recent periods, the Company faces significant risks and, as a result, there can be no assurance that the Company's historical growth will be indicative of future performance. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this Form 10-K.

GENERAL

         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. The number of Company stores has grown from 5 in 1993 to 150 as of December 31, 1997.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                     1997     1996     1995
                                                     ----     ----     ----
Net sales ........................................  100.0%   100.0%   100.0%
Cost of goods sold ...............................   42.2     43.3     41.9
                                                     ----     ----     ----
Gross profit .....................................   57.8     56.7     58.1

Selling, marketing and distribution expenses .....   45.9     47.0     48.1
General and administrative expenses ..............    5.5      5.7      6.1
                                                      ---      ---      ---
Total operating expenses .........................   51.4     52.8     54.3
                                                     ----     ----     ----
Income from operations ...........................    6.5%     4.0%     3.9%

YEARS ENDED DECEMBER 31, 1997 AND 1996

         NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $86.2 million in 1997 from $68.7 million for 1996, an increase of $17.5 million, or 25.5%. Of the $17.5 million increase, $13.4 million was attributable to stores not yet qualifying as comparable stores and $3.8 million came from the 6.5% comparable store sales increase for the period. Additionally, non-retail sales increased by $0.3 million for the year. The increase in net sales in 1997 was primarily attributable to continued improvements in store operations and the Company's merchandise assortments and in-stock positions as a result of better utilization of the merchandise planning and allocation systems. In particular, continued strong growth in the Company's recently introduced categories of children's, Big and Tall and non-apparel products increased to 41% of total retail net sales from 34% of net sales in 1996.

         GROSS PROFIT. Gross profit increased to $49.9 million in 1997 from $39.0 million for 1996, an increase of $10.9 million, or 27.9%. As a percentage of net sales, gross profit increased to 57.8% in 1997 from 56.7% in 1996. This increase as a percentage of net sales was primarily attributable to better sourcing of certain key products. Also contributing to the percentage increase were continued improvements in merchandising, planning and allocation which led to better product sell-throughs and less markdowns in the fourth quarter 1997 as compared to the same period in 1996.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $39.5 million in 1997 from $32.3 million in 1996, an increase of $7.2 million, or 22.3%. As a percentage of net sales, these expenses decreased to 45.9% in 1997 from 47.0% in 1996, primarily as a result of operational efficiencies gained from previous infrastructure investments and spreading them over a larger revenue base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $4.7 million in 1997 from $3.9 million in 1996. As a percentage of net sales, these expenses decreased to 5.5% in 1997 from 5.7% in 1996, reflecting the leverage of spreading them over a larger revenue base.

         INTEREST EXPENSE, NET. Interest expense, net of $0.2 million of interest income in 1997, decreased to $1.3 million in 1997 from $1.6 million in 1996, a decrease of $0.3 million. The decrease is due to the payoff of indebtedness from a portion of the proceeds from the Company's initial public offering in September 1997.

YEARS ENDED DECEMBER 31, 1996 AND 1995

         NET SALES. Net sales increased to $68.7 million in 1996 from $51.5 million in 1995, an increase of $17.1 million, or 33.3%. Of the $17.1 million increase, $19.6 million was attributable to stores not yet qualifying as comparable stores and $1.2 million was attributable to the 3.2% comparable store sales increase for the period. These increases were partially offset by a decline of $3.7 million in non-retail sales as a result of the Company's streamlining of its catalog and wholesale operations which it initiated with the objectives of improving their profitability and positioning them for future growth. Comparable store sales increased in the fall and holiday periods, which management believes was primarily a result of fundamental improvements in store operations. These improvements include integration of newly recruited executive management in merchandising, store operations and distribution, utilization of the new computer system to improve merchandising decisions and product allocation and improvements in warehouse operations. Comparable store sales also increased as a result of the continued growth of the three relatively new product lines (children's, Big and Tall and non-apparel products) and new promotional techniques.

         GROSS PROFIT. Gross profit increased to $39.0 million in 1996 from $30.0 million in 1995, an increase of $9.0 million, or 30.0%. However, as a percentage of net sales, gross profit decreased to 56.7% in 1996 from 58.1% in 1995. This decline in gross profit as a percentage of net sales is primarily attributable to certain inefficiencies throughout the year related to the integration of the new merchandising information system. In addition, the Company experienced lower than expected retail gross profit margins in the fourth quarter of 1996 due to product mix and out-of-stock issues in December related to better than expected sell-throughs in October and November.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $32.3 million in 1996 from $24.8 million in 1995, an increase of $7.5 million, or 30.2%. As a percentage of net sales, these expenses decreased to 47.0% in 1996 from 48.1% in 1995. This decrease in operating expenses as a percentage of net sales was primarily attributable to the Company's decision to streamline its catalog operations. This decrease was offset in part by higher occupancy costs and payroll costs as a percentage of net sales related primarily to the timing of new store openings.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3.9 million in 1996 from $3.2 million in 1995, an increase of $0.8 million or 24.3%. As a percentage of net sales, these expenses decreased to 5.7% in 1996 from 6.1% in 1995, reflecting the leverage of spreading these expenses over a larger revenue base.

         INTEREST EXPENSE, NET. Interest expense increased to $1.6 million in 1996 from $1.2 million in 1995, an increase of $0.4 million, as a result of a $6.1 million increase in the amount of subordinated notes outstanding during the year and increased borrowings under the Company's revolving credit facility.

         PROVISION FOR INCOME TAXES. The effective tax rate in 1996 was 40.7% as compared to 20.3% in 1995. The lower effective tax rate in 1995 was primarily attributable to the utilization of alternative minimum tax credit carry-forwards. As of December 31, 1995, the Company had fully utilized its net operating loss carryforwards.

SEASONALITY AND QUARTERLY RESULTS

         The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual net sales and profits. In 1997, excluding sales generated by stores not open for all of 1997, substantially all the Company's operating income and approximately 28% and 36% of the Company's net sales were generated during the third and fourth quarters, respectively. In addition, the Company has historically incurred operating losses in its first quarter and anticipates that it will continue to do so during the first quarter of each year for the foreseeable future.

         The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in comparable store sales, changes in the mix of products sold, customer acceptance of new products, the timing and level of markdowns, competitive factors and general economic conditions.

         The following table sets forth certain data for each of the Company's last eight fiscal quarters. The quarterly data set forth below were derived from unaudited consolidated financial statements of the Company, which in the opinion of management of the Company contain all adjustments (consisting only of normal adjustments) necessary for a fair presentation of such data.

                                                           1996                                              1997
                                      ---------------------------------------------  ----------------------------------------------
                                        FIRST      SECOND       THIRD      FOURTH       FIRST      SECOND       THIRD      FOURTH
                                         QTR.       QTR.         QTR.        QTR.        QTR.        QTR.        QTR.        QTR.
                                         ----       ----         ----        ----        ----        ----        ----        ----
                                                             (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:

Net sales .........................   $  9,131    $ 15,220    $ 19,652    $ 24,680    $ 12,265    $ 18,878    $ 24,129    $ 30,909
Gross profit ......................      4,812       8,922      11,311      13,918       6,670      11,265      14,107      17,811
Selling, marketing and distribution      6,091       7,594       8,631       9,993       8,454       9,310       9,879      11,906
expenses
General and administrative expenses        979         997         976         985       1,035       1,076       1,118       1,509
Total operating expenses ..........      7,070       8,591       9,607      10,978       9,489      10,386      10,997      13,415
Income (loss) from operations .....     (2,258)        331       1,704       2,940      (2,819)        879       3,110       4,396
Net income (loss) .................     (1,522)        (18)        755       1,420      (2,031)        228       1,607       2,861
Net income (loss) per share
     Basic and Diluted ............   $  (0.16)   $  (0.00)   $   0.07    $   0.14    $  (0.20)   $   0.02    $   0.14    $   0.22
Weighted average shares outstanding
     Basic ........................      9,734       9,863      10,101      10,211      10,161      10,161      10,355      13,157
     Diluted ......................      9,734       9,863      10,138      10,420      10,161      10,421      10,652      13,271

AS A PERCENTAGE OF NET SALES:
Gross profit ......................       52.7%       58.6%       57.6%       56.4%       54.4%       59.7%       58.5%       57.6%
Sellings, marketing and ...........       66.7        49.9        43.9        40.5        68.9        49.3        40.9        38.5
distribution expenses
General and administrative expenses       10.7         6.6         5.0         4.0         8.4         5.7         4.6         4.9
Total operating expenses ..........       77.4        56.4        48.9        44.5        77.4        55.0        45.6        43.4
Income (loss) from operations .....      (24.7)        2.2         8.7        11.9       (23.0)        4.7        12.9        14.2
Net income (loss) .................      (16.7)       (0.1)        3.8         5.8       (16.6)        1.2         6.7         9.3

OPERATING DATA:
Comparable store sales (decrease) .       (6.2)%      (3.8%)      (2.8%)      16.1%       16.4%        5.5%        5.2%        4.9%
increase
Stores open at end of period ......         95         105         113         121         121         132         139         150


         LIQUIDITY AND CAPITAL RESOURCES

         During the last three years, the Company's primary uses of cash have been to finance store openings and purchase merchandise inventories. The Company has satisfied its cash requirements principally from proceeds from the sale of debt and equity securities, including its initial public offering in September 1997, a revolving line of credit with its bank and in 1997 cash flow from operations.

         The Company completed its initial public offering of shares in September 1997, and received net proceeds of approximately $35.6 million. Approximately $21.5 million of the net proceeds were used to repay subordinated debt, short-term borrowings and capital lease obligations. Remaining proceeds were used for general corporate purposes and to increase working capital, and the Company expects to use certain of the proceeds to finance store openings and remodeling in 1998. Also, in the first quarter of 1998 the Company Board of Directors authorized to the Company to repurchase up to $10 million of its common stock. The shares repurchased will be used by the Company in its employee stock option programs covering future option grants and for general corporate purposes.

         Cash flows (used in) provided by operating activities were ($1.8) million and $7.3 million in 1996 and 1997, respectively. Inventories at December 31, 1997 were $16.7 million compared to $15.4 million at December 31, 1996, an increase of $1.3 million. The Company's average inventories vary throughout the year and increase in advance of its peak selling periods during the summer, back-to-school and Christmas seasons. The increase in inventories is attributable to opening 29 net new stores in 1997. The increase in accounts payable is directly attributable to the increase in inventories. In addition, the Company believes that it has generally negotiated favorable terms with its overseas vendors, who in many instances allow the Company to pay for goods when received rather than post letters of credit in advance.

         Cash used in investment activities in 1997 and 1996 was $5.3 million and $3.5 million, respectively. Cash flows used in investing activities relate primarily to new store openings, retrofitting of existing stores, new fixtures and the acquisition and implementation of a new computer system in 1996.

         Cash provided by financing activities in 1997 and 1996 was $20.8 million and $5.2 million, respectively. In February 1996, the Company received net proceeds of $2.5 million from the sale of 10% subordinated notes and Common Stock. In November 1996, the Company received net proceeds of $4.2 million from the sale of 10% subordinated notes and warrants to purchase Common Stock. In
September 1997, the Company received approximately $35.6 million from its initial public offering and net proceeds of $723,000 from the exercise of stock options and warrants.

         The Company has a revolving credit facility with a bank that expires in May 1998, which the Company expects to extend on comparable terms. The revolving credit facility provides for a $3.0 million revolving line of credit that can be used for cash advances and letters of credit. Interest on advances under the revolving credit facility is payable monthly at the bank's prime rate (8.5% at December 31, 1997). As of December 31, 1997, the Company had no advances and $0.6 million of letters of credit outstanding. This facility is collateralized by substantially all the assets of the Company and subjects it to various restrictive covenants, including maintenance of minimum working capital and tangible net worth levels, limitations on indebtedness and a prohibition on the payment of dividends.

         The Company plans to open approximately 35 net new stores in 1998. The Company's average cost to open a store in 1997, including leasehold improvements and furniture and fixtures, was approximately $70,000 (net of tenant improvement allowances). The average per store initial inventory (partially financed by trade payables) for the new 1997 stores was approximately $69,000 and pre-opening expenses averaged approximately $15,000 per store. The average total cost to build new stores will vary in the future, depending on various factors, including local construction expenses, changes in store format and design and tenant improvement allowances. In addition to new store openings, the Company retrofitted 61 stores in 1997 at an average cost of $17,000 per store.

         The Company believes that its existing cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through 1998.

YEAR 2000

         The Company has conducted a review of its computer systems to address the implications of the Year 2000 compliance. The Company is currently developing an implementation plan to accomplish these objectives. Year 2000 compliance refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. Such inability has the potential to materially adversely affect the operation of computer systems. The Company currently believes that by upgrading existing software and converting to new software for certain tasks, Year 2000 compliance will not pose significant operations problems and is not anticipated to be material to its financial position or results of operations in any given year. However, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that the failure to convert by another company would not have an adverse effect on the Company. At the present time, the Company estimates that the incremental cash requirements related to system upgrades and Year 2000 compliance will not be material.
Such expenditures will be expensed or capitalized as appropriate.

INFLATION

         The Company does not believe that inflation has had a material effect on operations in the past year. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" at Item 14(a) for a listing of the consolidated financial statements filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.
                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding the executive officers. Other information with respect to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)      1. The  financial  statements  listed  in the  "Index  to  Consolidated
                  Financial Statements" at page F-1 are filed as a part of this report.

         2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits included or incorporated herein: See "Index to Exhibits".

(b)               Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 25, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                                          BIG DOG HOLDINGS, INC.

                                                       By /s/ ANDREW D. FESHBACH
                                                              Andrew D. Feshbach
                                           Chief Executive Officer and President

         Each person whose signature appears below hereby authorizes Andrew D. Feshbach and Anthony J. Wall or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                                         DATE
---------                       -----                                                         ----
/s/ ANDREW D. FESHBACH         Chief Executive Officer, President and Director            March 25, 1998
----------------------         (Principal Executive Officer)
Andrew D. Feshbach

/s/ ROBERTA J. MORRIS          Chief Financial Officer, Treasurer and Assistant           March 25, 1998
---------------------          Secretary (Principal Financial and Accounting
Roberta J. Morris              Officer)

/s/ FRED KAYNE                 Chairman of the Board                                      March 25, 1998
--------------
Fred Kayne

/s/ STEVEN C. GOOD             Director                                                   March 25, 1998
------------------
Steven C. Good

/s/ ROBERT H. SCHNELL          Director                                                   March 25, 1998
---------------------
Robert H. Schnell

/s/ KENNETH A. SOLOMON         Director                                                   March 25, 1998
----------------------
Kenneth A. Solomon

/s/ DAVID J. WALSH             Director                                                   March 25, 1998
------------------
David J. Walsh

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                   PAGE
                                                                                 --------
Independent Auditors' Report ....................................................   F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996 ....................   F-3

Consolidated Statements of Operations for the years ended December 31, 1997, 1996
     and 1995 ...................................................................   F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1997, 1996 and 1995 ........................................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1997,
     1996 and 1995 ..............................................................   F-6

Notes to the Consolidated Financial Statements ..................................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Big Dog Holdings, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 20, 1998


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                               ------------
                                                                            1997          1996
                                                                            ----          ----
                                       ASSETS (NOTE 3)
CURRENT ASSETS:
  Cash and cash equivalents ........................................   $ 23,508,000   $   723,000
  Receivables:
    Trade, net .....................................................        457,000       353,000
    Other ..........................................................        294,000       617,000
  Inventories (Note 9) .............................................     16,714,000    15,403,000
  Prepaid expenses and other current assets ........................        744,000       478,000
  Deferred income taxes (Note 6) ...................................        144,000       144,000
                                                                            -------       -------
Total current assets ...............................................     41,861,000    17,718,000

PROPERTY AND EQUIPMENT, Net (Notes 2 and 5) ........................     10,232,000     7,445,000
INTANGIBLE ASSETS, Net (Note 1) ....................................        131,000       266,000
OTHER ASSETS (Note 1) ..............................................        360,000       344,000
                                                                       -------------  -----------
TOTAL ..............................................................   $ 52,584,000$   25,773,000
                                                                       =============  ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of obligations under capital leases (Note 5) .....   $       --     $   530,000
  Accounts payable (Note 9) ........................................      2,767,000     1,235,000
  Income taxes payable (Note 6) ....................................      1,395,000       400,000
  Accrued expenses and other current liabilities (Note 4) ..........      2,231,000     1,811,000
                                                                          ---------     ---------
Total current liabilities ..........................................      6,393,000     3,976,000

DEFERRED RENT (Note 7) .............................................        650,000       488,000
OBLIGATIONS UNDER CAPITAL LEASES, Net of current portion (Note 5) ..           --         767,000
SUBORDINATED DEBT (Note 4) .........................................           --      14,400,000
                                                                          ----------   ----------
      Total liabilities ............................................      7,043,000    19,631,000
                                                                          ---------    ----------

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (Notes 4 and 8):
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued and outstanding ....................................   $       --     $      --
  Common stock $.01 par value,  30,000,000  shares  authorized,
    13,159,550  and 10,160,550 shares issued and outstanding at
    December 31, 1997 and 1996, respectively .......................        132,000       102,000
  Additional paid-in capital .......................................     42,224,000     5,705,000
  Retained earnings ................................................      3,732,000     1,067,000
  Notes receivable from common stockholders ........................       (547,000)     (732,000)
                                                                         ----------     ---------
      Total stockholders' equity ...................................     45,541,000     6,142,000
                                                                         ----------     ---------

TOTAL ..............................................................    $52,584,000   $25,773,000
                                                                        ===========   ===========

                 See notes to consolidated financial statements.


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             YEARS ENDED
                                                                             DECEMBER 31,
                                                         -------------------------------------------------
                                                               1997             1996             1995
                                                         --------------   --------------    --------------

NET SALES (Note 9) ...................................      $86,181,000      $68,683,000       $51,541,000
COST OF GOODS SOLD (Note 9) ..........................       36,328,000       29,720,000        21,571,000
                                                         --------------   --------------    --------------
GROSS PROFIT .........................................       49,853,000       38,963,000        29,970,000
                                                         --------------   --------------    --------------
OPERATING EXPENSES:
  Selling, marketing and distribution (Note 1)               39,549,000       32,309,000        24,814,000
  General and administrative (Note 9) ................        4,738,000        3,937,000         3,167,000
                                                          -------------    -------------     -------------
    Total operating expenses .........................       44,287,000       36,246,000        27,981,000
                                                          -------------    -------------     -------------
INCOME FROM OPERATIONS ...............................        5,566,000        2,717,000         1,989,000
INTEREST EXPENSE, NET (Notes 3, 4,
  and 5) .............................................        1,268,000        1,647,000         1,189,000
                                                          -------------    -------------     -------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES ..............................................        4,298,000        1,070,000           800,000

PROVISION FOR INCOME TAXES (Note 6)                           1,633,000          435,000           162,000
                                                            -----------      -----------       -----------
NET INCOME ...........................................      $ 2,665,000      $   635,000       $   638,000
                                                            ===========      ===========       ===========

NET INCOME PER SHARE (Note 1)
  BASIC AND DILUTED ..................................      $      0.24      $      0.06       $      0.07
                                                            ===========      ===========       ===========





                See notes to consolidated financial statements.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                               NOTES
                                            COMMON STOCK        ADDITIONAL     RETAINED      RECEIVABLE
                                                                 PAID-IN       EARNINGS     FROM COMMON
                                         SHARES       AMOUNT     CAPITAL       (DEFICIT)    STOCKHOLDERS          TOTAL
                                       ---------   ---------   -----------   ------------   ------------       -----------
BALANCE, JANUARY 1, 1995............   9,000,000   $  90,000   $ 3,210,000   $  (206,000)         --          $ 3,094,000
  Common stock issued (Note 4)           670,000       7,000       998,000          --            --            1,005,000
  Net income .......................        --          --            --         638,000          --              638,000
                                      -----------  ----------  ------------  ------------   ------------      ------------
BALANCE, DECEMBER 31, 1995             9,670,000      97,000     4,208,000       432,000          --            4,737,000
  Common stock issued
    (Notes 4 and 8) ................     540,550       5,000     1,395,000          --       $ (855,000)          545,000
  Warrants issued (Note 4) .........        --          --         240,000          --            --              240,000
  Repurchased common stock
    (Note 8) .......................     (50,000)       --        (138,000)         --          123,000           (15,000)
  Net income .......................        --          --            --         635,000          --              635,000
                                      -----------  ----------  ------------  ------------   ------------      ------------

BALANCE, DECEMBER 31, 1996            10,160,550     102,000     5,705,000     1,067,000       (732,000)        6,142,000
  Common stock issued ..............   2,800,000      28,000    35,548,000          --            --           35,576,000
  Options exercised ................      55,000       1,000       170,000          --            --              171,000
  Warrants exercised ...............     144,000       1,000       551,000          --            --              552,000
  Collections of notes receivable ..        --          --            --            --          185,000           185,000

Tax benefits related to exercise
    of stock options (Note 8) ......        --          --         250,000          --            --              250,000
  Net Income .......................        --          --            --       2,665,000          --            2,665,000
                                     -----------   ---------   -----------   -----------    ------------      ------------
BALANCE, DECEMBER 31, 1997            13,159,550   $ 132,000   $42,224,000   $ 3,732,000     $ (547,000)      $45,541,000
                                     ===========   =========   ===========   ===========    ============      ============













                See notes to consolidated financial statements.

                                       BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31
                                                                ------------------------------------
                                                                    1997       1996         1995
                                                                ----------- ----------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................   $2,665,000  $   635,000   $  638,000
  Adjustments  to  reconcile  net  income  to net cash
    provided  by  (used  in) operating activities:
    Depreciation and amortization ...........................    2,620,000    1,931,000    1,059,000
    Provision for losses on receivables .....................       25,000      174,000       57,000
    Loss on disposition of property and equipment ...........       37,000       35,000         --
    Deferred income taxes ...................................         --         80,000     (224,000)
    Changes in operating assets and liabilities:
      Receivables ...........................................      194,000     (387,000)     327,000
      Inventories ...........................................   (1,311,000)  (4,577,000)  (2,980,000)
      Prepaid expenses and other assets .....................     (266,000)     (45,000)    (225,000)
      Accounts payable ......................................    1,532,000     (641,000)  (1,463,000)
      Income taxes payable ..................................    1,245,000       35,000      360,000
      Accrued expenses and other current liabilities ........      420,000      740,000        2,000
      Deferred rent .........................................      162,000      258,000      230,000
                                                               ------------ ------------ ------------
        Net cash provided by (used in) operating activities..    7,323,000   (1,762,000)  (2,219,000)
                                                               ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................   (5,285,000)  (3,377,000)  (2,346,000)
  Other .....................................................      (23,000)    (108,000)     (18,000)
                                                               ------------ ------------ ------------
        Net cash used in investing activities ...............   (5,308,000)  (3,485,000)  (2,364,000)
                                                               ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ....................   35,576,000      545,000    1,005,000
  Repurchase of common stock ................................         --        (15,000)        --
  Proceeds from issuance of warrants ........................         --        114,000
  Proceeds from exercise of options .........................      171,000         --           --
  Proceeds from exercise of warrants ........................      552,000         --           --
  Collection of notes receivable ............................      185,000
  Proceeds from subordinated debt ...........................         --      7,900,000    8,270,000
  Principal repayments of subordinated debt .................  (14,400,000)  (1,774,000)  (3,500,000)
  Principal repayments under capital lease obligations ......   (1,314,000)    (344,000)
      --
  Short-term borrowings, net ................................        --      (1,225,000)  (1,286,000)
                                                               ------------ ------------ ------------
        Net cash provided by financing activities ...........   20,770,000    5,201,000    4,489,000
                                                               ------------ ------------ ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            22,785,000      (46,000)     (94,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................      723,000      769,000      863,000
                                                               ------------ ------------ ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.... ..................  $23,508,000  $   723,000   $  769,000
                                                               ============ ============ ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest ................................................  $ 1,659,000   $1,521,000   $1,225,000
    Income taxes ...........................................  $    388,000   $  367,000   $   42,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
The Company entered into capital lease obligations of $18,000, $533,000, and $1,108,000 for equipment for the years ended 1997, 1996, and 1995, respectively (see Note 5).

In 1997 the Company recorded an increase to additional paid-in-capital of $250,000 related to tax benefits associated with the exercise of non-qualified stock options (see Note 8).

In 1996, the Company refinanced  $138,000 of capital lease obligations (see Note
5).

In 1996, a stockholder converted $2,226,000 of short-term subordinated debt to $2,100,000 of long-term subordinated debt and warrants valued at $126,000.

In July 1996, certain key employees and other individuals issued $855,000 of long-term notes receivable to the Company as payment for common stock (see Note
8).

In December 1996, the Company repurchased 50,000 shares of common stock for $138,000, $123,000 of which was by the retirement of a related long-term note receivable (see Note 8).
                See notes to consolidated financial statements.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     The consolidated financial statements include the accounts of Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The Company principally develops and markets apparel and other consumer products through Company-operated retail stores, wholesale accounts and a catalog.

         On September 25, 1997, the Company's $56,000,000 initial public offering of 4,000,000 shares of common stock at $14.00 per share was declared effective (the "Offering"). Of the 4,000,000 shares, the Company sold 2,800,000 shares and certain stockholders sold 1,200,000 shares. The Company's net proceeds, after underwriting discounts and expenses associated with the offering were approximately $35,600,000.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

         The Company has cash on deposit with a high credit quality financial institution which is in excess of the Federal Deposit Insurance Corporation limit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of receivables and accounts payable approximate their carrying values because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. A reasonable estimate of fair value is not practicable for subordinated debt due to the limited availability of similar financing.

CASH & CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

INVENTORIES

         Inventories, consisting substantially of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging from two to ten years. Amortization of leasehold improvements is computed using the straight-line method based upon the life of the improvement or the term of the lease, whichever is shorter.

INTANGIBLE ASSETS

         Intangible   assets  are  stated  at  cost  and  amortized   using  the
straight-line method over five years. Accumulated amortization was $534,000 and $393,000, at December 31, 1997 and 1996, respectively.

OTHER ASSETS

         Other assets include long-term deposits of $353,000 and $293,000 at December 31, 1997 and 1996, respectively, which relate primarily to leased facilities, including retail stores.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

SELLING, MARKETING AND DISTRIBUTION EXPENSES

         Included in this classification are approximately $547,000, $439,000, $640,000 in 1997, 1996 and 1995, respectively, of store preopening expenses, which are expensed as incurred.

INCOME TAXES

         Deferred income taxes reflect the income tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) net operating loss and tax credit carryforwards, and (c) valuation allowances, when necessary, to reduce deferred income tax assets to the amount expected to be realized (see Note 6).

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", for the year ended December 31, 1997. SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is calculated based on the weighted average number of shares outstanding. Diluted earnings per share is calculated based on the same number of shares plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method. The weighted average number of shares outstanding used to compute basic earnings per share were 10,965,000, 9,978,000 and 9,503,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and for computing diluted earnings per share were 11,187,000, 10,049,000 and 9,503,000 for the same respective years. The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                        1997          1996        1995
                                                                    ------------ ------------ ------------
Net income ......................................................    $2,665,000  $   635,000  $   638,000
Basic Weighted Average Shares:                                      ============ ============ ============
  Weighted average number of shares outstanding .................    10,965,000    9,978,000    9,503,000
Effect of Dilutive Securities:
   Options and warrants .........................................       222,000       71,000         --
                                                                    ------------ ------------ ------------
Diluted Weighted Average Shares:
  Weighted average number of shares outstanding and common
    share equivalents ............................................   11,187,000   10,049,000    9,503,000
                                                                    ============ ============ ============

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has determined the adoption of SFAS No. 131 will not have a material impact on the financial statements.

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                            DECEMBER 31,
                                                            ------------
                                                          1997          1996
                                                      ------------  -----------
Leasehold improvements ............................   $ 5,866,000   $ 3,926,000
  Equipment and fixtures (Note 5) .................     9,792,000     6,548,000
                                                      ------------  -----------

                                                       15,658,000    10,474,000
  Less accumulated depreciation and
    amortization ..................................    (5,426,000)   (3,029,000)
                                                      ------------  ------------
  Property and equipment, net .....................   $10,232,000   $ 7,445,000
                                                      ============  ===========

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

2.  PROPERTY AND EQUIPMENT (CONTINUED)

         Depreciation and amortization expense on property and equipment totaled $2,479,000, $1,794,000, $932,000 in 1997, 1996 and 1995, respectively.

3.  SHORT-TERM BORROWINGS

         The Company has a line of credit arrangement with a bank whereby the Company may borrow up to $3,000,000 as cash advances and letters of credit. There were no outstanding balances on the line of credit as of December 31, 1997 and 1996, respectively. The line of credit currently bears interest at the bank's prime lending rate, expires on May 2, 1998, and is collateralized by substantially all assets of the Company. The short-term borrowings bore interest at the rate of 8.5% and 8.75% at December 31, 1997 and 1996, respectively.

         This credit arrangement contains various restrictive covenants, including maintenance of minimum working capital and tangible net worth levels and limitations on indebtedness. The credit arrangement also prohibits the payment of dividends by the Company. The Company was in compliance with all debt covenants as of December 31, 1997.

         The Company has commitments under letters of credit totaling $551,000, at December 31, 1997. The letters of credit expire through May 1, 1998.

4.  SUBORDINATED DEBT

         In April 1995, the Company completed a private placement of 67 units to new investors, each unit consisting of a $60,000 promissory note, which bore interest at 10%, and 10,000 shares of common stock of Big Dog Holdings, Inc. at $1.50 per share. Proceeds from the offering, totaling $5,025,000, consisted of $1,005,000 from the issuance of 670,000 shares of common stock and $4,020,000 from the issuance of subordinated notes. Of the proceeds received, $3,500,000 was used to repay certain stockholder notes outstanding at December 31, 1994. The notes were due at the earlier of April 3, 2002 or the consummation of an initial public offering. Upon completion of the Offering, the $4,020,000 of subordinated debt was repaid by the Company. During 1995, the Company also issued additional subordinated debt to an existing stockholder totaling $4,250,000 which was due in 1998 and bore interest at the rate of 10% per annum. Upon completion of the Offering, all of the above discussed subordinated debt was repaid by the Company.

         In February 1996, the Company completed a private placement of 50 units to investors, each unit consisting of a $40,000 promissory note which bore interest at 10%, and 3,861 shares of common stock of Big Dog Holdings, Inc. at $2.59 per share. Proceeds from the offering, totaling $2,500,000, consisted of $500,000 from the issuance of 193,050 shares of common stock and $2,000,000 from the issuance of subordinated notes. The notes were due the earlier of November 4, 2003 or the consummation of an initial public offering. Upon completion of the Offering, the $2,000,000 of subordinated debt was repaid by the Company.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUBORDINATED DEBT (CONTINUED)

         In November 1996, the Company completed a private placement of 10 "A" units and 10 "B" units to investors. Each "A" unit consisted of a $200,000 promissory note, which bore interest at 10%, and 12,000 redeemable "A" warrants. Each "B" unit consisted of a $200,000 promissory note, which bore interest at 10%, and 12,000 redeemable "B" warrants. Each "A" warrant is exercisable at any time for the purchase of one share of the Company's common stock at $3.00 per share. Each "B" warrant is exercisable at any time for the purchase of one share of the Company's common stock at $4.00 per share. All warrants expire in five years from the date of grant. Proceeds from this offering, totaling $4,240,000, consisted of $240,000 from the issuance of 120,000 "A" warrants and 120,000 "B" warrants and $4,000,000 from the issuance of subordinated debt. During 1997, 24,000 "A" warrants and 120,000 "B" warrants were exercised. Upon completion of the Offering, the $4,000,000 of subordinated debt was repaid by the Company. The Company may redeem all or part of any unexercised warrants at a price of $2.50 per warrant if the stock trades at a price equal to or greater than $21.00 per share for a period of 20 out of 30 consecutive trading days.

         At December 31, 1996, accrued interest on the notes discussed above totaled $174,000. Interest expense on these notes for the years ended December 31, 1997, 1996 and 1995 amounted to $1,077,000, $1,535,000 and $766,000, respectively.

5.  OBLIGATIONS UNDER CAPITAL LEASES

         Upon completion of the Offering, the Company paid off all existing capital leases. At December 31, 1996, capital lease assets and related accumulated amortization included in property and equipment in the consolidated balance sheets amounted to $1,988,000 and $415,000, respectively.

6.  INCOME TAXES

         Significant components of the Company's net deferred income tax assets are as follows:

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                       1997           1996
                                                                    ----------     ---------
Deferred income tax assets:
  Allowance for doubtful receivables and sales returns ........     $  40,000     $  36,000
  Accrued vacation ............................................        30,000        34,000
  Inventory uniform capitalization ............................       324,000       302,000
  Intangible assets ...........................................       148,000       109,000
  State income taxes ..........................................        39,000        18,000
  Alternative minimum tax credits .............................        26,000        88,000
  Stockholders' accrued interest ..............................          --          67,000
  Other .......................................................        70,000          --
                                                                    ----------     ---------
Total deferred income tax assets ..............................       677,000       654,000
                                                                    ----------     ---------
Deferred income tax liabilities:
  Prepaid expenses ............................................       (92,000)      (59,000)
  Depreciation ................................................      (441,000)     (451,000)
                                                                    ----------     ---------
Total deferred income tax liabilities .........................      (533,000)     (510,000)
                                                                    ----------     ---------
Deferred income tax asset .....................................     $ 144,000     $ 144,000
                                                                    ==========     =========

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  INCOME TAXES  (CONTINUED)

                                                              YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       1997             1996               1995
                                                       ----             ----               ----
Current:
  Federal .......................................  $ 1,438,000        $ 321,000        $   324,000
  State .........................................      195,000           34,000             62,000
                                                   ------------       ----------        -----------
Total ...........................................    1,633,000          355,000            386,000
                                                   ------------       ----------        -----------
Deferred:
  Federal .......................................        5,000          102,000          (202,000)
  State .........................................       (5,000)         (22,000)          (22,000)
                                                   ------------       ----------        -----------
Total ...........................................         --             80,000          (224,000)
                                                   ------------       ----------        -----------
Total income tax provision ......................  $ 1,633,000        $ 435,000         $ 162,000
                                                   ============       ==========        ===========

         The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

                                                     YEAR ENDED DECEMBER 31,

                                                1997      1996      1995
                                                ----      ----      ----
Federal statutory income tax rate ...........   34.0 %    34.0 %    34.0 %
State taxes, net of federal benefit .........    3.2       2.4       4.7
Use of net operating loss carryforwards .....               --      (5.0)
Alternative minimum credits .................               --     (15.6)
Other, net ..................................    0.8       4.3       2.2
                                               ------    ------    ------
Total .......................................   38.0 %    40.7 %    20.3 %
                                               ======    ======    ======

7.  COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2007. Future minimum lease payments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
1998 .....................................................  $12,366,000
1999 .....................................................   11,229,000
2000 .....................................................    9,442,000
2001 .....................................................    6,604,000
2002 .....................................................    3,812,000
Thereafter ...............................................    8,522,000
                                                            -----------
Total ....................................................  $51,975,000
                                                            ===========
F-12

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The above amounts do not include contingent rentals based on sales in excess of the stipulated minimum that may be paid under certain leases on retail stores and common area charges. Additionally, certain leases contain future adjustments in rental payments based on changes in a specified inflation index. The effective annual rent expense for the Company is the total rent paid over the term of the lease, amortized on a straight-line basis. The difference between the actual rent amount paid and the effective rent recognized for financial statement purposes is reported as deferred rent.

         Rent expense for the years ended December 31, 1997, 1996 and 1995 totaled $11,333,000, $8,431,000, and $4,774,000, respectively, and includes contingent rentals of $149,000, $79,000, and $49,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

LITIGATION

         The Company is not involved in any legal proceedings other than certain actions arising in the ordinary course of its business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters individually or in the aggregate will not have a material adverse effect on the Company's business, financial condition or results of operations.

STOCKHOLDERS' EQUITY

PREFERRED STOCK

         On August 1, 1997 the Board of Directors of the Company approved the authorization of 3,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock have been issued as of December 31, 1997.

1996 STOCK INCENTIVE PLAN

         In July 1996, the Company issued 347,500 shares of common stock under the 1996 Stock Incentive Plan (the "Plan"). The Plan authorized the issuance of up to 500,000 shares of the Company's common stock to key employees and other persons. The shares were sold at $2.59 per share, which the Board of Directors determined to be at or above the fair market value, with proceeds to the Company consisting of $45,000 in cash and the balance of $855,000 in full recourse notes receivable. The notes receivable are due ten years from their date of issuance, bear interest at the rate of 7% per annum, are secured by the common stock acquired and are included as a component of stockholders' equity in the consolidated financial statements. The Plan was terminated on December 31, 1996.

         The stock vests over a two-year period, with one-third of the shares vesting at the purchase date. On December 31, 1996, the Company reacquired 50,000 shares at an average of $2.76 per share. During 1997, $185,000 of the notes receivables were repaid to the Company.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

8.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

         In March 1996, the Company issued a five-year option to its chairman to acquire 35,000 shares of the Company's common stock at an exercise price of $2.59 per share. In August 1996, the Company issued an additional five-year option to the chairman to acquire an additional 20,000 shares at an exercise price of $4.00. The exercise prices were determined by the board of directors to be equal to or greater than the fair value of the Company's common stock at the date of grant. During 1997, these options were exercised, and the Company recognized tax benefits of $250,000 resulting from the exercise of these non-qualified stock options which were recorded as additional paid-in capital in the consolidated financial statements.

         In January 1997, the Company adopted the 1997 Stock Option Plan authorizing the issuance of nonqualified stock options to directors, officers, employees, consultants and others to purchase common stock at prices equal to the fair value of the Company's shares at the grant dates. In 1997, options for 92,500 shares were granted at exercise prices from $5.00 to $7.50 per share. Such options vest one-third each year, beginning one year after the grant date and expire ten years from the date of grant. The 1997 Stock Option Plan was terminated on August 1, 1997.

         On August 1, 1997, the Company adopted the 1997 Performance Award Plan to attract, reward and retain officers and employees. The maximum number of shares reserved for issuance under this plan is 1,000,000. Awards under this plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, stock bonuses, or cash bonuses based upon performance. During 1997, the Company granted options under this plan for the purchase of 389,500 shares of common stock at exercise prices ranging from $10.25 to $14.00 per share, the fair value of the shares at the date of grant. Such options vest at 20% each year, beginning one year after the grant date and expire seven to ten years from the date of grant.

The following summarizes stock option activity for the periods presented:

                                                            WEIGHTED
                                          NUMBER            AVERAGE
                                         OF SHARES       EXERCISE PRICE
                                     ----------------   ----------------
Balance at December 31, 1995 ......           --               --
  Options granted .................        55,000         $    3.10
                                     ----------------   ----------------
Balance at December 31, 1996.              55,000              3.10
  Options granted .................       482,000             11.14
  Options exercised ...............       (55,000)            (3.10)
  Options cancelled ...............       (13,250)           (12.04)
                                     ----------------   ----------------
Balance at December 31, 1997 ......       468,750          $  11.11
                                     ================   ================
F-14

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  STOCKHOLDERS' EQUITY (CONTINUED)

                                                                   1997    1996
                                                                   ----    ----
Weighted-average fair value of options granted during the year ..$ 4.37  $ 1.55

The following table summarizes information about stock options outstanding at December 31, 1997:


                                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   -----------------------------------------  ----------------------------------------
                        NUMBER                                                      NUMBER
                     OUTSTANDING    WEIGHTED-AVERAGE                             EXERCISABLE
     RANGE OF        AT DECEMBER        REMAINING         WEIGHTED-AVERAGE       AT DECEMBER       WEIGHTED-AVERAGE
 EXERCISE PRICES      31, 1997      CONTRACTUAL LIFE       EXERCISE PRICE          31, 1997         EXERCISE PRICE
-----------------  --------------  ------------------  ---------------------  -----------------  ---------------------
$  5.00 - $ 7.50        92,500          9.2 years              $ 6.01                 0                $    --
     $10.25             20,000          6.9 years               10.25                 0                     --
$ 12.00 - $14.00       356,250          7.0 years               12.49                 0                     --
-----------------  --------------  ------------------  ---------------------  -----------------  ---------------------
$  5.00 - $14.00       468,750          7.4 years              $11.11                 0                $    --
=================  ==============  ==================  =====================  =================  =====================


         The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of
7.7 years following vesting; stock price volatility of 7%; risk free interest rate of 6.4%; and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been reduced to the pro forma amounts indicated below. There were no stock options granted prior to 1996.

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                    1997               1996
                                                    ----               ----
Net income:
  As reported ..............................  $  2,665,000       $    635,000
  Pro forma ................................     2,567,000            584,000
Net income per share:
  As reported:
       Basic and diluted ...................  $       0.24       $       0.06
  Pro forma:
       Basic and diluted ...................  $       0.23       $       0.06

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  RELATED PARTY TRANSACTIONS

         Certain of the Company's stockholders and officers have ownership interests in certain merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $8,636,000, $8,030,000, and $6,696,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in accounts payable are $412,000 and $62,000 due to these vendors at December 31, 1997 and 1996, respectively. During 1996, the Company also processed certain sales for one of these merchandise vendors and recorded revenue of $71,000.

         The Company also received advisory, legal and consulting services from related parties. Such expenses incurred for the years ended December 31, 1997, 1996 and 1995 were $120,000, $208,000, and $388,000, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

         The Company engaged a related party to perform retail construction services. During 1997, construction services provided to the Company totaled $371,000.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST      SECOND       THIRD     FOURTH
                                                  QUARTER     QUARTER     QUARTER    QUARTER
                                                  -------     -------     -------    -------
                                                      (In thousands, except per share)
Year ended December 31, 1997:
  Net sales ..................................   $ 12,265    $ 18,878    $ 24,129   $ 30,909
  Gross profit ...............................      6,670      11,265      14,107     17,811
  Selling, marketing and distribution expenses      8,454       9,310       9,879     11,906
  General and administrative expenses ........      1,035       1,076       1,118      1,509
  Total operating expenses ...................      9,489      10,386      10,997     13,415
  Income (loss) from operations ..............     (2,819)        879       3,110      4,396
  Net income (loss) ..........................     (2,031)        228       1,607      2,861
  Net income (loss) per share
     Basic and diluted .......................   $  (0.20) $     0.02    $   0.14   $   0.22
 Weighted average shares outstanding
     Basic ...................................     10,161      10,161      10,355     13,157
     Diluted .................................     10,161      10,421      10,652     13,271

Year ended December 31, 1996:
  Net sales ..................................   $  9,131    $ 15,220    $ 19,652   $ 24,680
  Gross profit ...............................      4,812       8,922      11,311     13,918
  Selling, marketing and distribution expenses      6,091       7,594       8,631      9,993
  General and administrative expenses ........        979         997         976        985
  Total operating expenses ...................      7,070       8,591       9,607     10,978
  Income (loss) from operations ..............     (2,258)        331       1,704      2,940
  Net income (loss) ..........................     (1,522)        (18)        755      1,420
  Net income (loss) per share
     Basic and Diluted .......................   $  (0.16)   $  (0.00)  $    0.07   $   0.14
  Weighted average shares outstanding
     Basic ...................................      9,734       9,863      10,101     10,211
     Diluted .................................      9,734       9,863      10,138     10,420

                                                 INDEX TO EXHIBITS

Exhibit No.                Description

        3.1           Amended and Restated Certificate of Incorporation*
        3.1A          Certificate of Correction*
        3.2           Amended and Restated Bylaws
        4.1           Reference is hereby made to Exhibits 3.1*, 3.1A* and 3.2
        4.2           Specimen Stock Certificate*
       10.1           Amended and Restated Credit Agreement dated as of June 30,
                      1995 between Big Dog Holdings, Inc., Big Dog USA, Inc., and Fortune Dogs, Inc.,* as amended by First Amendment, dated as of February 15, 1996*, Second Amendment dated as of April 30, 1996,* Third Amendment dated as of May 3,
                      1997* and Fourth  Amendment to Amended and Restated Credit
                      Agreement dated as of November 10, 1997
       10.2           Form of Stockholder Agreement made as of January 2, 1996
                      between Big Dog Holdings, Inc. and certain stockholders*
       10.3           Forms of Notes and Warrants issued November 4, 1996*
       10.6           1996 Stock Incentive Plan*
       10.7           Form of Purchase Agreement under the Big Dog Holdings,
                      Inc. 1996 Stock Incentive Plan*
       10.8           1997 Stock Option Plan*
       10.9           Form of Stock Option Agreement under the 1997 Stock Option
                      Plan*
       10.10          Amended and Restated 1997 Performance Award Plan*
       10.10A         Form of Employee Nonqualified Stock Option Agreement under
                      1997 Performance Award Plan*
       10.11          Lease between Big Dog USA, Inc. and The Prudential
                      Insurance Company of America dated November 4, 1997
       10.12          Lease Agreement between Big Dog Holdings, Inc. and S.V.B.
                      Properties dated as of June 1, 1994, as amended by Lease
                      Agreement dated as of December 1, 1994, Second Lease
                      Amendment dated as of March 1, 1996 and Third Lease
                      Amendment dated as of July 22, 1996*
       10.13          Lease Agreement between Big Dog Holdings, Inc., and the
                      Eldred Family Trust & Jason Eldred Trust dated as of
                      April 4, 1996*
       10.14          Form of Indemnification Agreement*
       21.1           List of Subsidiaries of Big Dog Holdings, Inc.*
       24.1           Power of Attorney (included in signature page)*
       27.1           Financial data schedule

-------------
* Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-33027), as amended, which became effective September 25, 1997