Form 10-Q
period 1998-03-31
BIG DOG HOLDINGS INC
filed 1998-05-15
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended March 31, 1998

                    or

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

          X  Yes         No

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 11, 1998 was 12,200,000 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1        FINANCIAL INFORMATION

ITEM I:       FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
              March 31, 1998 and December 31, 1997 ......................  3

              Consolidated Statements of Operations -
              Three months ended March 31, 1998 and 1997 ................  4

              Consolidated Statements of Cash Flow -
              Three months ended March 31, 1998 and 1997 ................  5

              Notes to Consolidated Financial Statements ................  6

ITEM 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................  7

ITEM 3: Quantitative and Qualitative Disclosures about
              Market Risk ............................................... 10

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings ............................................... 10

ITEM 2: Changes in Securities ........................................... 10

ITEM 3: Defaults upon Senior Securities ................................. 10

ITEM 4: Submission of Matters to a Vote of Security Holders ............. 10

ITEM 5: Other Information ............................................... 10

ITEM 6: Exhibits and Reports on Form 8-K ................................ 10

SIGNATURE PAGE .......................................................... 11

PART 1            FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                                    BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                                                          March 31,            December 31,
                                                                             1998                  1997
                                                                      -------------------   -------------------
                                                                           (Unaudited)
                                                    ASSETS
CURRENT ASSETS:
      Cash                                                                 $  11,972,000         $  23,508,000
      Accounts receivable, net                                                 1,445,000               751,000
      Inventories                                                             22,779,000            16,714,000
      Prepaid expenses and other current assets                                1,886,000               744,000
      Deferred income taxes                                                    1,684,000               144,000
                                                                      -------------------   -------------------
           Total current assets                                               39,766,000            41,861,000

PROPERTY AND EQUIPMENT, Net                                                   10,915,000            10,232,000
INTANGIBLE ASSETS, Net                                                            93,000               131,000
OTHER ASSETS                                                                     323,000               360,000
                                                                      -------------------   -------------------
TOTAL                                                                      $  51,097,000         $  52,584,000
                                                                      ===================   ===================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                    $    5,709,000        $    2,767,000
      Income taxes payable                                                             -             1,395,000
      Accrued expenses and other current liabilities                           2,421,000             2,231,000
                                                                      -------------------   -------------------
           Total current liabilities                                           8,130,000             6,393,000

DEFERRED RENT                                                                    693,000               650,000
                                                                      -------------------   -------------------
      Total liabilities                                                        8,823,000             7,043,000
                                                                      -------------------   -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 3,000,000 shares
           authorized, 0 issued and outstanding
      Common stock $.01 par value, 30,000,000 shares authorized,  13,010,550 and
           13,159,550  issued and outstanding at March 31, 1998 and December 31,
           1997, respectively
                                                                                 132,000               132,000
      Additional paid-in capital                                              42,224,000            42,224,000
      Retained earnings                                                        1,453,000             3,732,000
      Treasury stock, 149,000 shares at March 31, 1998                          (988,000)                    -
      Notes receivable from common stockholders                                 (547,000)             (547,000)
                                                                      -------------------   -------------------
           Total stockholders' equity                                         42,274,000            45,541,000
                                                                      -------------------   -------------------
TOTAL                                                                      $  51,097,000         $  52,584,000
                                                                      ===================   ===================

See accompanying notes.


                             BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months Ended
                                                                             March 31,
                                                             -------------------------------------------
                                                                    1998                   1997
                                                             --------------------  ---------------------
                                                                 (Unaudited)
NET SALES                                                        $    14,212,000      $      12,265,000
COST OF GOODS SOLD                                                     6,562,000              5,595,000
                                                             --------------------  ---------------------
GROSS PROFIT                                                           7,650,000              6,670,000
                                                             --------------------  ---------------------
OPERATING EXPENSES:

      Selling, marketing and distribution                             10,450,000              8,454,000
      General and administrative                                       1,150,000              1,035,000
                                                             --------------------  ---------------------
           Total operating expenses                                   11,600,000              9,489,000
                                                             --------------------  ---------------------
LOSS FROM OPERATIONS                                                  (3,950,000)            (2,819,000)
INTEREST EXPENSE (INCOME), NET                                          (251,000)               456,000
                                                             --------------------  ---------------------
LOSS BEFORE BENEFIT FROM INCOME TAXES                                 (3,699,000)            (3,275,000)

BENEFIT FROM INCOME TAXES                                             (1,420,000)            (1,244,000)
                                                             --------------------  ---------------------
NET LOSS                                                         $    (2,279,000)      $     (2,031,000)
                                                             ====================  =====================
NET LOSS PER SHARE
      BASIC AND DILUTED                                          $         (0.17)      $          (0.20)
                                                             ====================  =====================
WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                                               13,150,000             10,161,000
                                                             ====================  =====================



See accompanying notes.


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                  ---------------------------------------
                                                                                        1998                 1997
                                                                                  ------------------   ------------------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $    (2,279,000)     $    (2,031,000)
      Adjustments to reconcile net income to net cash
           used in operating activities:
           Depreciation and amortization                                                   821,000              579,000
           Provision for losses on receivables                                               9,000                7,000
           Loss on disposition of property and equipment                                    82,000                    -
           Deferred income taxes                                                        (1,540,000)          (1,245,000)
           Changes in operating assets and liabilities:
                Receivables                                                               (703,000)             299,000
                Inventories                                                             (6,065,000)          (1,618,000)
                Prepaid expenses and other assets                                       (1,142,000)            (575,000)
                Accounts payable                                                         2,942,000            1,786,000
                Income taxes payable                                                    (1,395,000)            (400,000)
                Accrued expenses and other current liabilities                             190,000              (52,000)
                Deferred rent                                                               43,000               37,000
                                                                                  ------------------   ------------------
                     Net cash used in operating activities                              (9,037,000)          (3,213,000)
                                                                                  ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                              (1,560,000)            (568,000)
      Proceeds from sale of capitalized assets                                              13,000                    -
      Other                                                                                 36,000                2,000
                                                                                  ------------------   ------------------
                     Net cash used in investing activities                              (1,511,000)            (566,000)
                                                                                  ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of common stock                                                          (988,000)                   -
      Principal repayments under capital lease obligations                                       -             (145,000)
      Short-term borrowings, net                                                                 -            4,798,000
                                                                                  ------------------   ------------------
                     Net cash provided by (used in) financing activities                  (988,000)           4,653,000
                                                                                  ------------------   ------------------
NET INCREASE (DECREASE) IN CASH                                                        (11,536,000)             874,000
CASH, BEGINNING OF PERIOD                                                               23,508,000              723,000
                                                                                  ------------------   ------------------
CASH, END OF PERIOD                                                                $    11,972,000     $      1,597,000
                                                                                  ==================   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for
           Interest                                                                $             -      $       378,000
           Income taxes                                                            $     1,514,000      $       421,000


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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") as of and for the years ended December 31, 1997, 1996 and 1995.

NOTE 2.  Net Loss Per Share:

         Basic earnings (net loss) per share is calculated based on the weighted average number of shares outstanding. Diluted earnings (net loss) per share is calculated based on the same number of shares plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method.

NOTE 3.  Short-term Borrowings

         The Company has a line of credit arrangement with a bank whereby the Company may borrow up to $8,000,000 as cash advances and letters of credit. Borrowings under the line of credit bear interest at the bank's prime loan rate less 3/8% or 250 basis points over the LIBOR rate. As of March 31, 1998 there were no borrowings. The line of credit expires on February 19, 1999 and is collateralized by substantially all assets of the Company.

         The Company has commitments under letters of credit totaling $702,000 at March 31, 1998. The letters of credit expire through December 31, 1998.

NOTE 4. Stockholders' Equity

         Effective February 5, 1998, the Company amended the 1997 Performance Award Plan (the "Plan")to increase the maximum number of shares reserved for issuance under the Plan to 2,000,000.

         Effective April 7, 1998, the Company repriced (by canceling and reissuing) 444,750 options granted under the Plan. The re-priced options have a ten-year life and either (i) have an exercise price of $6.50 per share (fair market value at grant date) and vest in equal installments on each anniversary of the April 7 grant date over the next five years or (ii) as to officers, have an exercise price ranging from $6.50 to $10.00 and vest at varying rates of 10% to 20% per year on each anniversary of the April 7 grant date over the next seven years. Additionally, on April 7, 1998 the Company granted 1,086,650 options to certain employees and the Chairman of the Board on the same terms as the repriced options.

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between April 1, 1998 and May 6, 1998, the Company repurchased 822,700 shares of common stock.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

         NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $14.2 million for the three months ended March 31, 1998 from $12.3 million for the same period in 1997, an increase of $1.9 million. Of the increase, $2.2 million was attributable to stores not yet qualifying as comparable stores, which were offset by $0.3 million from the 3% comparable stores sales decrease for the period. Management believes comparable store sales decreased because of a decline in store traffic related to poor weather conditions. Additionally, the Easter holiday was in April versus March in 1997 which skewed sales into April. Sales of the Company's Children and Big size categories continued to grow and represented 36% of the Company's retail sales in the first quarter compared to 30% in 1997.

         GROSS PROFIT. Gross profit increased to $7.7 million for the three months ended March 31, 1998 from $6.7 million for the same period in 1997, an increase of $1.0 million or 15%. As a percentage of net sales, gross profit decreased to 53.8% in the three months ended March 31, 1998 from 54.4% in the same period in 1997. This 0.6% decrease was primarily attributable to a shift of mail order sales to lower-margin wholesale sales.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $10.5 million in the three months ended March 31, 1998 from $8.5 million in the same period for 1997, an increase of $2.0 million, or 23.6%. As a percentage of net sales, these expenses increased to 73.5% in the three months ended March 31, 1998 from 68.9% in the same period in 1997. This increase in operating expenses as a percentage of net sales was primarily attributable to start-up costs associated with the Company's new distribution facility.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.2 million in the three months ended March 31, 1998 from $1.0 million in the same period in 1997. As a percentage of net sales, these expenses decreased to 8.1% in the three months ended March 31, 1998 from 8.4% in the comparable 1997 period. These expenses decreased reflecting the leverage of spreading them over a larger revenue base.

         INTEREST INCOME AND EXPENSE. Interest income increased to $0.3 million in the three months ended March 31, 1998 from $0.5 million in interest expense in the same period in 1997. In October 1997, the Company's initial public offering closed and all debt was paid off with a portion of the net proceeds. Subsequently, proceeds were held in a money market fund that yielded an approximate 5% per annum return.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1998, the Company's primary uses of cash were for the build-out of its new distribution center facility and new stores, merchandise inventories, income taxes and stock repurchases. The Company satisfied its cash requirements with the proceeds of its issuance of common stock in 1997. In March 1998, the Company's Board of Directors authorized the Company to repurchase up to $10 million of its common stock.

         Cash used in operating activities was $9.0 million and $3.2 million for the first three months ended March 31, 1998 and 1997, respectively. The increase in the use of cash is attributable to the payment of income taxes as well as inventory purchases for new stores and forward buying of certain key products.

         Cash used in investment activities for the three months ended March 31, 1998 and 1997 were $1.5 million and $0.6 million, respectively. Cash flows used in investment activities in 1998 related primarily to the build-out and equipment purchases related to the Company's distribution facility and 4 new store openings.

         Cash used in financing activities in the three months ended March 31, 1998 was $1.0 million compared to cash proceeds of $4.7 million during the same period in 1997. In the three months ended March 31, 1998 the Company repurchased 149,000 shares of its common stock. In the same period in 1997, the Company received approximately $4.8 million under its revolving credit facility and a repaid capital lease obligations of $0.1 million.

         The Company has a revolving credit facility with a bank that expires in May 1999. The revolving credit facility provides for an $8 million line that can be used for cash advances and letters of credit. Interest on advances is payable at the bank's prime rate less 3/8% or LIBOR.

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

YEAR 2000

         The Company has conducted a review of its computer systems to determine and address any potential implications of "Year 2000 compliance." "Year 2000 compliance" refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. Such inability has the potential to materially adversely affect the operation of some computer systems. The Company currently believes that by upgrading its current software and converting to new software for certain tasks, it will remedy any potential material Year 2000 compliance issues and further believes that such compliance tasks will not pose significant operations problems nor be material to its financial position or results of operations in any given year.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events. These forward looking statements involve risk and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Primary factors that could cause actual results to differ are indicated in the Company's Form 10-K for the year ending December 31, 1997 and Prospectus dated September 25, 1997 filed with the Securities and Exchange Commission.

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

ITEM 1:  LEGAL PROCEEDINGS
                  Not applicable

ITEM 2:  CHANGES IN SECURITIES
                  Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON 8-K
                  (a)      Exhibits

                           Exhibit No.   Document Description
                           -----------   --------------------
                           10.10B        Amemded and Restated 1997 Performance
                                         Award Plan, as Amended through February
                                         5, 1998*
                           27.1          Financial Data Schedule


                   * Incorporated by reference from the Company's Proxy
                      Statement dated April 30, 1998 as filed with the Securities and Exchange Commission


                  (b)      Reports on Form 8-K - Not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BIG DOG HOLDINGS, INC.



May 11, 1998                                /s/ ANDREW D. FESHBACH
                                            ----------------------
                                           Andrew D. Feshbach
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



May 11, 1998                                /s/ ROBERTA J. MORRIS
                                            ---------------------
                                           Roberta J. Morris
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)