Form 10-Q
period 1998-06-30
BIG DOG HOLDINGS INC
filed 1998-08-14
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1998

                                       or

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

          X  Yes                                     No

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 12, 1998 was 12,186,850 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q

                                                                 PAGE NO.

PART 1        FINANCIAL INFORMATION

ITEM I:       FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
              June 30, 1998 and December 31, 1997 ...........................  3

              Consolidated Statements of Operations -
              Three months and six months ended June 30, 1998 and 1997 ......  4

              Consolidated Statements of Cash Flow -
              Six months ended June 30, 1998 and 1997 .......................  5

              Notes to Consolidated Financial Statements ....................  6

ITEM 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................  7

ITEM 3: Quantitative and Qualitative Disclosures about
              Market Risk ................................................... 10

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings ................................................... 10

ITEM 2: Changes in Securities ............................................... 10

ITEM 3: Defaults upon Senior Securities ..................................... 10

ITEM 4: Submission of Matters to a Vote of Security Holders ................. 10

ITEM 5: Other Information ................................................... 10

ITEM 6: Exhibits and Reports on Form 8-K .................................... 10

SIGNATURE PAGE .............................................................. 11

PART 1            FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                            June 30,            December 31,
                                                                              1998                  1997
                                                                       -------------------   -------------------
                                                                            (Unaudited)
                                                    ASSETS
CURRENT ASSETS:

      Cash                                                                 $    1,101,000         $  23,508,000
      Accounts receivable, net                                                    909,000               751,000
      Inventories                                                              26,098,000            16,714,000
      Prepaid expenses and other current assets                                 2,192,000               744,000
      Deferred income taxes                                                     1,483,000               144,000
                                                                       -------------------   -------------------
           Total current assets                                                31,783,000            41,861,000

INTANGIBLE ASSETS, Net                                                             64,000               131,000
OTHER ASSETS                                                                      517,000               360,000
                                                                       -------------------   -------------------
TOTAL                                                                       $  45,026,000         $  52,584,000
                                                                       ===================   ===================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                     $    4,886,000        $    2,767,000
      Income taxes payable                                                              -             1,395,000
      Accrued expenses and other current liabilities                            1,784,000             2,231,000
                                                                       -------------------   -------------------
           Total current liabilities                                            6,670,000             6,393,000

DEFERRED RENT                                                                     797,000               650,000
                                                                       -------------------   -------------------
      Total liabilities                                                         7,467,000             7,043,000
                                                                       -------------------   -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 3,000,000 shares
           authorized, 0 issued and outstanding
      Common stock $.01 par value, 30,000,000 shares authorized,  12,211,850 and
           13,159,550  issued and  outstanding at June 30, 1998 and December 31,
           1997, respectively
                                                                                  132,000               132,000
      Additional paid-in capital                                               42,280,000            42,224,000
      Retained earnings                                                         1,780,000             3,732,000
      Treasury stock, 971,700 shares at June 30, 1998                          (6,098,000)                    -
      Notes receivable from common stockholders                                  (535,000)             (547,000)
                                                                       -------------------   -------------------
           Total stockholders' equity                                          37,559,000            45,541,000
                                                                       -------------------   -------------------
TOTAL                                                                       $  45,026,000         $  52,584,000
                                                                       ===================   ===================

See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                           Six Months Ended
                                                                June 30,                                    June 30,
                                                 ---------------------------------------     ---------------------------------------
                                                       1998                 1997                   1998                  1997
                                                 ------------------   ------------------     ------------------   ------------------
                                                    (Unaudited)                                 (Unaudited)
NET SALES                                             $ 22,389,000         $ 18,878,000           $ 36,601,000         $ 31,143,000
COST OF GOODS SOLD                                       8,816,000            7,613,000             15,378,000           13,208,000
                                                 ------------------   ------------------     ------------------   ------------------
GROSS PROFIT                                            13,573,000           11,265,000             21,223,000           17,935,000
                                                 ------------------   ------------------     ------------------   ------------------

OPERATING EXPENSES:
      Selling, marketing and distribution               11,766,000            9,310,000             22,216,000           17,764,000
      General and administrative                         1,332,000            1,076,000              2,482,000            2,111,000
                                                 ------------------   ------------------     ------------------   ------------------
           Total operating expenses                     13,098,000           10,386,000             24,698,000           19,875,000
                                                 ------------------   ------------------     ------------------   ------------------
INCOME (LOSS) FROM OPERATIONS                              475,000              879,000             (3,475,000)          (1,940,000)

INTEREST EXPENSE (INCOME), NET                             (56,000)             511,000               (307,000)             967,000
                                                 ------------------   ------------------     ------------------   ------------------

INCOME (LOSS) BEFORE PROVISION
      (BENEFIT) FOR INCOME TAXES                           531,000              368,000             (3,168,000)          (2,907,000)


PROVISION (BENEFIT) FOR INCOME
      TAXES                                                204,000              140,000             (1,216,000)          (1,104,000)
                                                 ------------------   ------------------     ------------------   ------------------
NET INCOME (LOSS)                                  $       327,000       $      228,000          $  (1,952,000)       $  (1,803,000)
                                                 ==================   ==================     ==================   ==================

NET INCOME (LOSS) PER SHARE
      BASIC AND DILUTED                            $          0.03       $         0.02          $       (0.15)       $       (0.18)
                                                 ==================   ==================     ==================   ==================

WEIGHTED AVERAGE SHARES
      OUTSTANDING:
      BASIC                                             12,476,000           10,161,000             12,811,000           10,161,000
      DILUTED                                           12,532,000           10,421,000             12,811,000           10,161,000



See accompanying notes.

                                       BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               --------------------------------------
                                                                                     1998                 1997
                                                                               ------------------   -----------------
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                    $  (1,952,000)       $ (1,803,000)
      Adjustments to reconcile net income to net cash
           used in operating activities:
           Depreciation and amortization                                              1,726,000           1,183,000
           Provision for losses on receivables                                           15,000              14,000
           Loss on disposition of property and equipment                                 81,000              37,000
           Deferred income taxes                                                     (1,339,000)         (1,133,000)
           Changes in operating assets and liabilities:
                Receivables                                                            (174,000)             71,000
                Inventories                                                          (9,384,000)         (3,360,000)
                Prepaid expenses and other assets                                    (1,448,000)           (838,000)
                Accounts payable                                                      2,119,000           2,903,000
                Income taxes payable                                                 (1,395,000)           (400,000)
                Accrued expenses and other current liabilities                         (447,000)           (198,000)
                Deferred rent                                                           147,000              75,000
                                                                               ------------------   -----------------
                     Net cash used in operating activities                          (12,051,000)         (3,449,000)
                                                                               ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                           (4,182,000)         (2,219,000)
      Proceeds from sale of capitalized assets                                           13,000                   -
      Other                                                                            (158,000)            (14,000)
                                                                               ------------------   -----------------
                     Net cash used in investing activities                           (4,327,000)         (2,233,000)
                                                                               ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of common stock                                                     (6,113,000)                  -
      Proceeds from exercise of warrants                                                 72,000                   -
      Principal repayments of notes receivable                                           12,000                   -
      Principal repayments under capital lease obligations                                    -            (283,000)
      Short-term borrowings, net                                                              -           6,892,000
                                                                               ------------------   -----------------
                     Net cash provided by (used in) financing activities             (6,029,000)          6,609,000
                                                                               ------------------   -----------------
NET INCREASE (DECREASE) IN CASH                                                     (22,407,000)            927,000
CASH, BEGINNING OF PERIOD                                                            23,508,000             723,000
                                                                               ------------------   -----------------
CASH, END OF PERIOD                                                               $   1,101,000       $   1,650,000
                                                                               ==================   =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for:
           Interest                                                                            -      $     885,000
           Income taxes                                                            $   1,518,000      $     429,000

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

NOTE 3.  Short-term Borrowings

         The Company has a line of credit arrangement with a bank whereby the Company may borrow up to $8,000,000 as cash advances and letters of credit. Borrowings under the line of credit bear interest at the bank's prime loan rate less 3/8% or 250 basis points over the LIBOR rate. As of June 30, 1998 there were no borrowings. The line of credit expires on February 19, 1999 and is collateralized by substantially all assets of the Company.

         The Company has commitments under letters of credit totaling $1,697,000 at June 30, 1998. The letters of credit expire through December 31, 1998.

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

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between April 1, 1998 and August 12, 1998, the Company repurchased 996,700 shares of common stock.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

         NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $22.4 million for the three months ended June 30, 1998 from $18.9 million for the same period in 1997, an net increase of $3.5 million. Of the net increase, $3.4 million was attributable to stores not yet qualifying as comparable stores, $0.4 million was attributable to the 2.7% increase for the period in comparable store sales, offset by a $0.3 million decrease in the Company's wholesale and catalog business.

         GROSS PROFIT. Gross profit increased to $13.6 million for the three months ended June 30, 1998 from $11.3 million for the same period in 1997, an increase of $2.3 million. As a percentage of net sales, gross profit increased to 60.6% in the three months ended June 30, 1998 from 59.7% in the same period in 1997. This 0.9% increase was primarily attributable to improved purchasing and sourcing of certain merchandise. Additionally, the Company continues to roll out full-price stores, which operate at a higher gross margin than its outlet stores. At June 30, 1998 and 1997, the Company has 15 and 5 full-price stores, respectively.


         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $11.8 million in the three months ended June 30, 1998 from $9.3 million in the same period for 1997, an increase of $2.5 million. As a percentage of net sales, these expenses increased to 52.6% in the three months ended June 30, 1998 from 49.3% in the same period in 1997. This increase in operating expenses as a percentage of net sales was primarily attributable to start-up costs associated with the Company's new distribution facility.




         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.3 million in the three months ended June 30, 1998 from $1.1 million in the same period in 1997. As a percentage of net sales, these expenses increased to 5.9% in the three months ended June 30, 1998 from 5.7% in the comparable 1997 period. These expenses increased reflecting the Company's infrastructure investments, which include the addition of certain key corporate employees.

         INTEREST INCOME AND EXPENSE. Interest income increased to $0.1 million in the three months ended June 30, 1998 from $0.5 million in interest expense in the same period in 1997. In October 1997, the Company's initial public offering closed and all debt was paid off with a portion of the net proceeds. Subsequently, proceeds were held in a money market fund that yielded an approximate 5% per annum return.


Six Months Ended June 30, 1998 and 1997

         NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $36.6 million for the six months ended June 30, 1998 from $31.1 million for the same period in 1997, an increase of $5.5 million. Of the increase, $5.3 million was attributable to stores not yet qualifying as comparable stores, $0.1 million was attributable to the 0.4% increase for the period in comparable store sales and $0.1 million increase was attributable to the Company's wholesale and catalog business.

         GROSS PROFIT. Gross profit increased to $21.2 million for the six months ended June 30, 1998 from $17.9 million for the same period in 1997, an increase of $3.3 million. As a percentage of net sales, gross profit increased to 58.0% in the six months ended June 30, 1998 from 57.6% in the same period in 1997. This 0.4% increase was primarily attributable to improved purchasing and sourcing of certain merchandise.


         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $22.2 million in the six months ended June 30, 1998 from $17.8 million in the same period for 1997, an increase of $4.4 million. As a percentage of net sales, these expenses increased to 60.7% in the six months ended June 30, 1998 from 57.0% in the same period in 1997. This increase in operating expenses as a percentage of net sales was primarily attributable to start-up costs associated with the Company's new distribution facility.


         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $2.5 million in the six months ended June 30, 1998 from $2.1 million in the same period in 1997. As a percentage of net sales, these expenses remained constant at 6.8% in the six months ended June 30, 1998 and 1997.

         INTEREST INCOME AND EXPENSE. Interest income increased to $0.3 million in the six months ended June 30, 1998 from $1.0 million in interest expense in the same period in 1997. In October 1997, the Company's initial public offering closed and all debt was paid off with a portion of the net proceeds. Subsequently, proceeds were held in a money market fund that yielded an approximate 5% per annum return.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1998, the Company's primary uses of cash were for the build-out of its new distribution center facility, new stores, purchase of merchandise inventories, payment of income taxes, and stock repurchases. The Company satisfied its cash requirements with the proceeds of its issuance of common stock in 1997. In March 1998, the Company's Board of Directors authorized the Company to repurchase up to $10 million of its common stock. As of June 30, 1998, the Company had repurchased 971,700 shares for $6,098,000.

         Cash used in operating activities was $12.1 million and $3.5 million for the six months ended June 30, 1998 and 1997, respectively. The increase in the use of cash is primarily attributable to increased inventory purchases. Of the $6.0 million increase, approximately $5.0 million of inventory was purchased for use in the management of its graphic T-shirt business, mail order and wholesale businesses, and approximately $1.0 million was related to forward buying of certain key products.

         Cash used in investment activities for the six months ended June 30, 1998 and 1997 were $4.3 million and $2.2 million, respectively. Cash used in investment activities for the six months ended June 30, 1998 related primarily to the build-out and equipment purchases for the Company's distribution facility and 15 new store openings.

         Cash used in financing activities for the six months ended June 30, 1998 was $6.0 million compared to cash proceeds of $6.6 million during the same period in 1997. In the six months ended June 30, 1998 the Company repurchased 971,700 shares of its common stock. In the same period in 1997, the Company received approximately $6.9 million under its revolving credit facility and repaid capital lease obligations of $0.3 million.

         The Company has a revolving credit facility with a bank that expires in February 1999. The revolving credit facility provides for an $8 million line that can be used for cash advances and letters of credit. Interest on advances is payable at the bank's prime rate less 3/8% or 250 basis points over LIBOR.

SEASONALITY

         The Company's business is seasonal by nature. However, the Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual sales and profits. The Company has historically incurred operating losses in its first quarter and close to break-even results in the second quarter. As the Company continues to open new stores this seasonal pattern in the foreseeable future will become even greater and will reflect a larger percentage of its sales and profits in the third and fourth quarters.


YEAR 2000

         The Company has conducted a review of its computer systems to determine and address any potential implications of "Year 2000 compliance." "Year 2000 compliance" refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. The Company has identified three critical business systems ("Information Technology" or "IT"), supported by vendors, that could be negatively impacted by Year 2000 compliance. Two of the three critical IT business systems have been tested and certified Year 2000 compliant. The Company believes that by upgrading its remaining and most material critical business software it will remedy any potential Year 2000 compliance issues. The software vendor has certified the upgraded version to be Year 2000 compliant. The upgrade of this software is scheduled to be completed by December 1998 and will be thoroughly tested for Year 2000 compliance within the first quarter of year 1999. In the event the software fails in any material manner, the Company will be required to develop internal database systems until the problem can be remedied. The Company has also assessed non-IT systems (i.e., embedded technology such as microcontrollers) and will receive Year 2000 compliance certificates for all such systems in 1998. The Company believes that such compliance task will not pose significant operations problems nor be material to its financial position or results of operations in any given year.


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


                             BIG DOG HOLDINGS, INC.



August 12, 1998                          /s/ ANDREW D. FESHBACH
                                         ----------------------
                                         Andrew D. Feshbach
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



August 12, 1998                          /s/ ROBERTA J. MORRIS
                                         ---------------------
                                        Roberta J. Morris
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)