Form 10-Q/A
period 1998-06-30
BIG DOG HOLDINGS INC
filed 1998-09-01
CIK 1019439

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

ITEM 5: Other Information ................................................... 10

ITEM 6: Exhibits and Reports on Form 8-K .................................... 10

SIGNATURE PAGE .............................................................. 11

PART 1            FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                            June 30,            December 31,
                                                                              1998                  1997
                                                                       -------------------   -------------------
                                                                            (Unaudited)
                                                    ASSETS
CURRENT ASSETS:

      Cash                                                                 $    1,101,000         $  23,508,000
      Accounts receivable, net                                                    909,000               751,000
      Inventories                                                              26,098,000            16,714,000
      Prepaid expenses and other current assets                                 2,192,000               744,000
      Deferred income taxes                                                     1,483,000               144,000
                                                                       -------------------   -------------------
           Total current assets                                                31,783,000            41,861,000

PROPERTY AND EQUIPMENT, Net                                                    12,662,000            10,232,000
INTANGIBLE ASSETS, Net                                                             64,000               131,000
OTHER ASSETS                                                                      517,000               360,000
                                                                       -------------------   -------------------
TOTAL                                                                       $  45,026,000         $  52,584,000
                                                                       ===================   ===================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                     $    4,886,000        $    2,767,000
      Income taxes payable                                                              -             1,395,000
      Accrued expenses and other current liabilities                            1,784,000             2,231,000
                                                                       -------------------   -------------------
           Total current liabilities                                            6,670,000             6,393,000

DEFERRED RENT                                                                     797,000               650,000
                                                                       -------------------   -------------------
      Total liabilities                                                         7,467,000             7,043,000
                                                                       -------------------   -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 3,000,000 shares
           authorized, 0 issued and outstanding
      Common stock $.01 par value, 30,000,000 shares authorized,  12,211,850 and
           13,159,550  issued and  outstanding at June 30, 1998 and December 31,
           1997, respectively
                                                                                  132,000               132,000
      Additional paid-in capital                                               42,280,000            42,224,000
      Retained earnings                                                         1,780,000             3,732,000
      Treasury stock, 971,700 shares at June 30, 1998                          (6,098,000)                    -
      Notes receivable from common stockholders                                  (535,000)             (547,000)
                                                                       -------------------   -------------------
           Total stockholders' equity                                          37,559,000            45,541,000
                                                                       -------------------   -------------------
TOTAL                                                                       $  45,026,000         $  52,584,000
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


                             BIG DOG HOLDINGS, INC.



August 31, 1998                          /s/ ANDREW D. FESHBACH
                                         ----------------------
                                         Andrew D. Feshbach
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



August 31, 1998                          /s/ ROBERTA J. MORRIS
                                         ---------------------
                                        Roberta J. Morris
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)