Form 10-Q
period 1998-09-30
BIG DOG HOLDINGS INC
filed 1998-11-13
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1998

                                       or

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

          X  Yes                                        No

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 12, 1998 was 12,100,350 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q




PART 1        FINANCIAL INFORMATION

ITEM I:       FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
              September 30, 1998 and December 31, 1997 ......................  3

              Consolidated Statements of Operations -
              Three months and nine months ended September 30, 1998 and 1997   4

              Consolidated Statements of Cash Flow -
              Nine months ended September 30, 1998 and 1997 .................  5

              Notes to Consolidated Financial Statements ....................  6

ITEM 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................  7

ITEM 3: Quantitative and Qualitative Disclosures about
              Market Risk ................................................... 11

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings ................................................... 11

ITEM 2: Changes in Securities ............................................... 11

ITEM 3: Defaults upon Senior Securities ..................................... 11

ITEM 4: Submission of Matters to a Vote of Security Holders ................. 11

ITEM 5: Other Information ................................................... 11

ITEM 6: Exhibits and Reports on Form 8-K .................................... 11

SIGNATURE PAGE .............................................................. 12

PART 1            FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30,          December 31,
                                                                              1998                  1997
                                                                       -------------------   -------------------
                                                                           (Unaudited)

                                                    ASSETS
CURRENT ASSETS:

      Cash                                                                 $      936,000         $  23,508,000
      Accounts receivable, net                                                  1,049,000               751,000
      Inventories                                                              30,952,000            16,714,000
      Prepaid expenses and other current assets                                 2,291,000               744,000
      Deferred income taxes                                                       384,000               144,000
                                                                        -------------------   -------------------
           Total current assets                                                35,612,000            41,861,000

PROPERTY AND EQUIPMENT, Net                                                    12,435,000            10,232,000
INTANGIBLE ASSETS, Net                                                             25,000               131,000
OTHER ASSETS                                                                      646,000               360,000
                                                                       ===================   ===================
TOTAL                                                                       $  48,718,000         $  52,584,000
                                                                       ===================   ===================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                     $    5,759,000        $    2,767,000
      Income taxes payable                                                        361,000             1,395,000
      Accrued expenses and other current liabilities                            2,196,000             2,231,000
                                                                       -------------------   -------------------
           Total current liabilities                                            8,316,000             6,393,000

DEFERRED RENT                                                                     799,000               650,000
                                                                       -------------------   -------------------
      Total liabilities                                                    $    9,115,000        $    7,043,000
                                                                       -------------------   -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 3,000,000 shares
           authorized, 0 issued and outstanding
      Common stock $.01 par value, 30,000,000 shares authorized,  12,100,350 and
           13,159,550 issued and outstanding at September 30, 1998 and
           December 31, 1997, respectively                                $       132,000       $       132,000
      Additional paid-in capital                                               42,280,000            42,224,000
      Retained earnings                                                         4,180,000             3,732,000
      Treasury stock, 1,083,200 shares at September 30, 1998                   (6,479,000)                   -
      Notes receivable from common stockholders                                  (510,000)             (547,000)
                                                                       -------------------   -------------------
           Total stockholders' equity                                          39,603,000            45,541,000
                                                                       -------------------   -------------------
TOTAL                                                                      $   48,718,000         $  52,584,000
                                                                       ===================   ===================

See accompanying notes.


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                           Nine Months Ended
                                                             September 30,                                September 30,
                                                 ---------------------------------------     ---------------------------------------
                                                       1998                 1997                   1998                  1997
                                                 ------------------   ------------------     ------------------   ------------------
                                                               (Unaudited)                                  (Unaudited)


NET SALES                                            $  28,354,000        $  24,129,000          $  64,955,000        $  55,272,000
COST OF GOODS SOLD                                      11,266,000           10,022,000             26,644,000           23,230,000
                                                 ------------------   ------------------     ------------------   ------------------
GROSS PROFIT                                            17,088,000           14,107,000             38,311,000           32,042,000
                                                 ------------------   ------------------     ------------------   ------------------

OPERATING EXPENSES:
      Selling, marketing and distribution               11,895,000            9,879,000             34,111,000           27,643,000
      General and administrative                         1,330,000            1,118,000              3,812,000            3,229,000
                                                 ------------------   ------------------     ------------------   ------------------
           Total operating expenses                     13,225,000           10,997,000             37,923,000           30,872,000
                                                 ------------------   ------------------     ------------------   ------------------
INCOME  FROM OPERATIONS                                  3,863,000            3,110,000                388,000            1,170,000
INTEREST EXPENSE (INCOME), NET                            (33,000)              518,000               (340,000)           1,485,000
                                                 ------------------   ------------------     ------------------   ------------------

INCOME (LOSS) BEFORE PROVISION
      (BENEFIT) FOR INCOME TAXES                         3,896,000            2,592,000                728,000             (315,000)

PROVISION (BENEFIT) FOR INCOME
      TAXES                                              1,496,000              985,000                280,000             (119,000)
                                                 ------------------   ------------------     ------------------   ------------------
NET INCOME (LOSS)                                   $    2,400,000       $    1,607,000         $      448,000        $    (196,000)
                                                 ==================   ==================     ==================   ==================

NET INCOME (LOSS) PER SHARE:
      BASIC                                         $         0.20       $         0.16         $         0.04        $       (0.02)
                                                 ==================   ==================     ==================   ==================

      DILUTED                                       $         0.20       $         0.15         $         0.04        $       (0.02)
                                                 ==================   ==================     ==================   ==================

WEIGHTED AVERAGE SHARES
      OUTSTANDING:
      BASIC                                             12,183,000           10,355,000             12,599,000           10,227,000
      DILUTED                                           12,204,000           10,652,000             12,643,000           10,227,000



See accompanying notes.



                                       BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                               --------------------------------------
                                                                                     1998                 1997
                                                                               ------------------   -----------------
                                                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $       448,000     $     (196,000)
      Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
           Depreciation and amortization                                               2,745,000           1,841,000
           Provision for losses on receivables                                            23,000              18,000
           Loss on disposition of property and equipment                                  81,000              36,000
           Deferred income taxes                                                        (240,000)           (157,000)
           Changes in operating assets and liabilities:
                Receivables                                                             (320,000)            123,000
                Inventories                                                          (14,238,000)         (6,118,000)
                Prepaid expenses and other assets                                     (1,547,000)         (1,060,000)
                Accounts payable                                                       2,992,000           2,605,000
                Income taxes payable                                                  (1,034,000)           (400,000)
                Accrued expenses and other current liabilities                           (35,000)            293,000
                Deferred rent                                                            149,000             164,000
                                                                               ------------------   -----------------
                     Net cash used in operating activities                           (10,976,000)         (2,851,000)
                                                                               ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                            (4,936,000)         (3,476,000)
      Proceeds from sale of capitalized assets                                            13,000                   -
      Other                                                                             (288,000)             (7,000)
                                                                               ------------------   -----------------
                     Net cash used in investing activities                            (5,211,000)         (3,483,000)
                                                                               ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of common stock                                                      (6,494,000)                  -
      Proceeds from exercise of stock options and warrants                                72,000             651,000
      Principal repayments of notes receivable                                            37,000                   -
      Principal repayments under capital lease obligations                                     -            (384,000)
      Short-term borrowings, net                                                               -           6,190,000
                                                                               ------------------   -----------------
                     Net cash provided by (used in) financing activities              (6,385,000)          6,457,000
                                                                               ------------------   -----------------
NET INCREASE (DECREASE) IN CASH                                                      (22,572,000)            123,000
CASH, BEGINNING OF PERIOD                                                             23,508,000             723,000
                                                                               ==================   =================
CASH, END OF PERIOD                                                               $      936,000      $      846,000
                                                                               ==================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for:
           Interest                                                               $        7,000         $  1,416,000
           Income taxes                                                           $    1,553,000         $    437,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company entered into capital lease obligations of $18,000 for new equipment for the nine months ended September 30, 1997.

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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") as of and for the years ended December 31, 1997, 1996 and 1995.

NOTE 2.  Basic Earnings (Net Loss) Per Share:

         Basic earnings (net loss) per share is calculated based on the weighted average number of shares outstanding. Diluted earnings (net loss) per share is calculated based on the same number of shares plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method.

NOTE 3.  Short-term Borrowings

         The Company has a line of credit arrangement with a bank whereby the Company may borrow up to $8,000,000 as cash advances and letters of credit. Borrowings under the line of credit bear interest at the bank's prime loan rate less 3/8% or 250 basis points over the LIBOR rate. As of September 30, 1998 there were no borrowings. The line of credit expires on February 19, 1999 and is collateralized by substantially all assets of the Company.

         The Company has commitments under letters of credit totaling $712,000 at September 30, 1998. The letters of credit expire through December 31, 1998.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

         NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $28.4 million for the three months ended September 30, 1998 from $24.1 million for the same period in 1997, a net increase of $4.3 million. Of the net increase, $3.9 million was attributable to stores not yet qualifying as comparable stores, $0.1 million was attributable to the 0.5% increase in comparable store sales for the period and $0.3 million increase came from the Company's wholesale and catalog business.

         GROSS PROFIT. Gross profit increased to $17.1 million for the three months ended September 30, 1998 from $14.1 million for the same period in 1997, an increase of $3.0 million or 21.1%. As a percentage of net sales, gross profit increased to 60.3% in the three months ended September 30, 1998 from 58.5% in the same period in 1997. This 1.8% increase was primarily attributable to improved purchasing and sourcing of certain merchandise and the opening of its full-price stores, which operate at a higher gross margin than its outlet stores. The Company operated 19 and 5 full-price stores at September 30, 1998 and 1997, respectively.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $11.9 million in the three months ended September 30, 1998 from $9.9 million in the same period for 1997, an increase of $2.0 million, or 20.4%. As a percentage of net sales, these expenses increased to 42.0% in the three months ended September 30, 1998 from 40.9% in the same period in 1997. This increase in operating expenses as a percentage of net sales was primarily attributable to higher distribution expenses associated with the operations of the Company's new distribution facility.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.3 million in the three months ended September 30, 1998 from $1.1 million in the same period in 1997. As a percentage of net sales, these expenses increased to 4.7% in the three months ended September 30, 1998 from 4.6% in the comparable 1997 period.

         INTEREST INCOME AND EXPENSE. Interest income was $33,000 in the three months ended September 30, 1998 compared to $0.5 million in interest expense in the same period in 1997. In October 1997, the Company's initial public offering closed and all debt was paid off with a portion of the net proceeds. Subsequently, proceeds were held in a money market fund.

Nine Months Ended September 30, 1998 and 1997

         NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $65.0 million for the nine months ended September 30, 1998 from $55.3 million for the same period in 1997, an increase of $9.7 million. Of the increase, $9.4 million was attributable to stores not yet qualifying as comparable stores, $0.2 million was attributable to the 0.5% increase in comparable store sales for the period and $0.1 million increase came from the Company's wholesale and catalog business.

         GROSS PROFIT. Gross profit increased to $38.3 million for the nine months ended September 30, 1998 from $32.0 million for the same period in 1997, an increase of $6.3 million or 19.6%. As a percentage of net sales, gross profit increased to 59.0% in the nine months ended September 30, 1998 from 58.0% in the same period in 1997. This 1.0% increase was primarily attributable to improved purchasing and sourcing of certain merchandise.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $34.1 million in the nine months ended September 30, 1998 from $27.6 million in the same period for 1997, an increase of $6.5 million, or 23.4%. As a percentage of net sales, these expenses increased to 52.5% in the nine months ended September 30, 1998 from 50.0% in the same period in 1997. This increase in operating expenses as a percentage of net sales was primarily attributable to higher distribution expenses associated with the operations of the Company's new distribution facility.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $3.8 million in the nine months ended September 30, 1998 from $3.2 million in the same period in 1997. As a percentage of net sales, these expenses increased to 5.9% in the nine months ended September 30, 1998 from 5.8% in the comparable 1997 period.

         INTEREST INCOME AND EXPENSE. Interest income increased to $0.3 million in the nine months ended September 30, 1998 from $1.5 million in interest expense in the same period in 1997. In October 1997, the Company's initial public offering closed and all debt was paid off with a portion of the net proceeds. Subsequently, proceeds were held in a money market fund.


LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1998, the Company's primary uses of cash were for the build-out of its new distribution center facility, new stores, purchase of merchandise inventories, payment of income taxes, and stock repurchases. The Company satisfied its cash requirements with the proceeds of its issuance of common stock in 1997. In March 1998, the Company's Board of Directors authorized the Company to repurchase up to $10 million of its common stock. As of September 30, 1998, the Company has repurchased 1,083,200 shares for $6,479,000.

         Cash used in operating activities was $11.0 million and $2.9 million for the nine months ended September 30, 1998 and 1997, respectively. The $8.1 million increase in the use of cash is primarily attributable to forward inventory purchases as well as increased inventory purchases for use in the management of the graphic T-shirt, mail order and wholesale businesses.

         Cash used in investment activities for the nine months ended September 30, 1998 and 1997 were $5.2 million and $3.5 million, respectively. Cash flows used in investment activities for the nine months ended September 30, 1998 related primarily to the build-out and equipment purchases for the Company's distribution facility and 22 new store openings.

         Cash used in financing activities in the nine months ended September 30, 1998 was $6.4 million compared to cash proceeds of $6.5 million during the same period in 1997. In the nine months ended September 30, 1998 the Company repurchased 1,083,200 shares of its common stock. In the same period in 1997, the Company received approximately $6.2 million under its revolving credit facility, repaid capital lease obligations of $0.4 million, and received $0.7 million from the exercise of stock options.

     The Company has a revolving credit facility with a bank that expires on February 19, 1999. The revolving credit facility provides for an $8 million line that can be used for cash advances and letters of credit. Interest on advances is payable at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate.

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


                             BIG DOG HOLDINGS, INC.



November 12, 1998                        /s/ ANDREW D. FESHBACH
                                         Andrew D. Feshbach
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)



November 12, 1998                        /s/ ROBERTA J. MORRIS
                                         Roberta J. Morris
                                         Chief Financial Officer and Treasurer
                                       + (Principal Financial Officer)