Form 10-K
period 1998-12-31
BIG DOG HOLDINGS INC
filed 1999-03-31
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-22963

                             BIG DOG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -------------------------

              DELAWARE                                  52-1868665
             ----------                                ------------
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

121 GRAY AVENUE, SANTA BARBARA, CALIFORNIA                93101
------------------------------------------               -------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

                                 (805) 963-8727
                                ----------------
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 8, 1999, was approximately $20.7 million. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders, are deemed to be held by non-affiliates.

         On March 8, 1999, the registrant had 12,100,350 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Big Dog Holdings, Inc. and its subsidiaries ("Big Dogs" or the "Company") develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. BIG DOGS-Registered Trademark- is an All-American, family-oriented brand that the Company believes has established a unique niche in its dedication to providing quality, value and fun. Big Dogs products were first sold in 1983, and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS-Registered Trademark- brand and related assets. Following the acquisition, Big Dogs initiated a strategy of leveraging the brand through dramatic expansion of its product line and rapid growth in its retail stores. The number of the Company's stores has grown from 5 in 1993 to 177 as of December 31, 1998.

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

         The BIG DOGS-Registered Trademark- brand is designed to appeal to men, women and children of all ages, particularly baby boomers and their kids, when they are engaged in leisure or recreational activities. Furthermore, the Company believes that the millions of dog and other pet owners in the United States, as well as children, have a strong natural affinity toward the dog-related images and themes in Big Dogs graphics. In addition, the Company believes that the positive image the brand brings to being a "Big Dog" has a special appeal to large-size customers. The Company's apparel products, which include a wide variety of basic apparel and related products, are developed with an emphasis on being functional rather than fashion-forward or trendy. These apparel products include graphic T-shirts, shorts, knit and woven shirts, fleece items, loungewear and boxer shorts. In addition to its BIG DOGS-Registered Trademark-line of activewear and casual sportswear for men and women, the Company has expanded its LITTLE BIG DOGS-TM- line of infants' and children's apparel and its BIG BIG DOGS-TM- line of big-size apparel. The Company has also expanded its non-apparel products, including plush animals, stationery and pet products, which feature Big Dog graphics and are developed to complement its apparel.

         The Company reinforces its brand image by distributing BIG DOGS-Registered Trademark- products primarily through its own retail stores. This distribution strategy enables the Company to present a complete selection of its merchandise in a creative and fun environment. In addition, this strategy enables it to more effectively reach its targeted customers by locating stores in tourist-oriented and other casual environments where it believes consumers are more likely to be in the "Big Dog state of mind." The Company operates its retail stores in both outlet and full-price formats, depending on the location. In addition to its retail stores, Big Dogs markets its products through other channels, including its catalog, better wholesale accounts and the internet.

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

         ENHANCE FUNCTIONAL PRODUCTS WITH GRAPHICS. Big Dogs develops functional rather than fashion-forward products. The Company believes it has a special competency in creating distinctive, popular graphics which it uses to differentiate its products from those of its competitors. Big Dogs has developed a broad assortment of classic, functional clothing ("basics") in traditional, less fashion-forward colors. The Company's focus on basics and its ability to leverage its graphics across multiple product categories have allowed the Company to eliminate the need for a traditional buyer or design staff, and thereby lower its product development costs compared to most fashion apparel companies. Furthermore, since its graphics are added in the last stage of production, the Company is able to be more responsive to customer preferences while also lowering its inventory risk.

         TARGET A BROAD, DIVERSE CUSTOMER BASE. Big Dogs believes it has established an All-American, family-oriented brand featuring products, graphic themes, slogans and promotions that appeal to a broad range of consumers. Although its marketing focus is on baby boomers and their kids, Big Dogs' customers include men, women and children of all ages, and span a wide range of geographic areas and income levels. Furthermore, the Company believes that the millions of dog and other pet owners in the United States, as well as children, have a strong natural affinity for the dog-related images and themes in Big Dogs graphics. In addition, the Company believes that the positive image the brand brings to being a "Big Dog" has a special appeal to big-size customers.

         MAINTAIN CONTROLLED DISTRIBUTION. Big Dogs sells its products primarily through its own stores and, to a lesser extent, through its catalog and internet sales. By selling direct to its customers, Big Dogs is able to present its complete line of merchandise in a creative and fun environment. This also allows it to target its customers more precisely by locating its stores in tourist-oriented and other high-traffic areas, where the Company believes consumers are more likely to be in the "Big Dog state of mind." Selling direct to the consumer also allows the Company (i) to enhance its margins while still providing customer value, (ii) to be more responsive to customer feedback, especially with regard to new product development, (iii) to reduce its need to build brand awareness through large-scale media advertising, and (iv) to collect customer names for its catalog through in-store sign-ups.

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

         The Company's continued growth will depend to a significant degree on its ability to open and operate new stores, to increase net sales and profitability from the Company's existing stores, and to expand its other sources of revenue. Big Dogs' primary growth strategy is the continued expansion of its retail stores. The Company opened 27 net new stores in 1998. The Company opens stores in locations and venues that management believes best target its customers and can be obtained on terms that meet its unit profitability requirements. Depending on the location, the Company will open new stores in either an outlet or full-price format. Although Big Dogs' traditional emphasis has been on outlet malls, the Company has more recently increased its focus on opening full-price, stand-alone stores in tourist and leisure locations. Accordingly, the Company anticipates that the stores it opens in the near future will be located in a variety of venues, including outlet malls, stand-alone stores in tourist areas, tourist-oriented malls, regional malls and metropolitan locations. These new markets and venues have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets and venues.

MERCHANDISING

         Big Dogs' product line features a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. Big Dogs' apparel lines include full collections of classic unisex casual sportswear and activewear for adults, as well as collections for infants and children and the big-size market. Big Dogs has also in recent years further expanded its product lines to include not only a wide variety of apparel accessories, but also a collection of gift and consumer products. The Company continuously explores opportunities to further leverage its brand and graphics into new product lines.

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

         The majority of the Company's products range from between $4 and $45. The following table sets forth the approximate contribution that each of the Company's product categories made to total net sales in the Company's retail stores for the year ended December 31, 1998:

                                                                    % OF TOTAL
                                                                   RETAIL STORE*
                                                                     NET SALES
                                                                  -------------
Adult Apparel and Accessories ....................................     56.9%
Infants' and Children's Apparel and Accessories ..................     20.7
Big-size Apparel .................................................     14.8
Non-Apparel Products .............................................      7.6
                                                                     -------
Total ............................................................    100.0%
                                                                     =======

*Does not include mail order, wholesale and internet sales.

         ADULT APPAREL AND ACCESSORIES. Big Dogs sells a complete line of adult unisex activewear and casual sportswear. The Company offers screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that generally prominently display the Big Dogs graphics and slogans. In addition, the Company offers shorts, knit and woven casual shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, all of which feature print designs or simply the BIG DOGS-Registered Trademark- name and/or dog logo. The Company's adult apparel line primarily focuses on basic items that recur with relatively minor variation from season-to-season and year-to-year. While certain of Company's classic, popular items and graphics have been in the Big Dogs line with very little change for over 10 years, the Company introduces new apparel and other products throughout the year to ensure that the merchandise assortments are consistent with the top sellers within its competitive market.

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

         BIG-SIZE APPAREL. The Company believes that the BIG DOGS-Registered Trademark-image and the positive emphasis the brand gives to being a "Big Dog" have a unique appeal to consumers who wear big sizes. In the spring of 1996, the Company significantly expanded its BIG BIG DOGS-Registered Trademark-category targeting big-size customers. The Company's BIG BIG DOGS-TM-category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that generally prominently display the Big Dogs graphic themes and slogans. In addition, the Company offers shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS-Registered Trademark-name and/or dog logo. The Company sells its BIG BIG DOGS-TM-line primarily through its retail stores and catalog and also through selected wholesale accounts and the internet.

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

         In 1998, the Company's retail stores contributed approximately 91% of total net sales. As of December 31, 1998, the Company operated 177 stores in 44 states and three stores in England and Canada. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in the "Big Dog state of mind." In making site selections, the Company also considers a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of stores located in each state or country as of the end of 1998.

 State          No. of Stores         State              No. of Stores
 -----          -------------         -----              -------------
Alabama                    2         Missouri                       3
Alaska                     1         Nebraska                       1
Arizona                    7         Nevada                         3
California                35         New Hampshire                  2
Colorado                   3         New Jersey                     1
Connecticut                2         New Mexico                     1
Delaware                   2         New York                       8
Florida                   10         North Carolina                 5
Georgia                    4         Ohio                           3
Hawaii                     2         Oklahoma                       1
Idaho                      2         Oregon                         5
Illinois                   3         Pennsylvania                   7
Indiana                    4         South Carolina                 4
Iowa                       1         Tennessee                      6
Kansas                     3         Texas                          6
Louisiana                  1         Utah                           2
Maine                      2         Vermont                        1
Maryland                   4         Virginia                       4
Massachusetts              4         Washington                     5
Michigan                   5         West Virginia                  1
Minnesota                  3         Wisconsin                      2
Mississippi                2         Wyoming                        1


Country         No. of Stores        Country              No. of Stores
-------         -------------        -------              -------------
United Kingdom             1         Canada                         2

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

         The Company's outlet mall stores average approximately 2,700 square feet. The Company's outlet stores offer a complete and current line of the Company's products priced approximately 25% less than the same items are sold for in the Company's catalog and the Company's full-price stores and by other retailers. In addition, the Company has tested a smaller format store which it intends to open in certain circumstances. This smaller format will carry substantially all of the Company's product categories, but will be more densely merchandised to accommodate the smaller square footage. The Company opened 27 net new stores during 1998. The Company's cost to open a typical factory outlet store in 1998, including leasehold improvements and furniture and fixtures, was approximately $67,000 (net of tenant improvement allowances), a reduction of approximately $2,000 per store compared to the prior year. Of the 27 net new stores in 1998, 16 were in regional malls and other non-outlet locations. The Company's cost to open these stores was approximately $134,000 (net of tenant improvement allowance). The average per store initial inventory (partially financed by trade payables) for the new 1998 stores was approximately $67,000 and pre-opening expenses averaged approximately $16,000 per store. The average total cost to build new stores will vary in the future, depending on various factors, including local construction costs, changes in store format and design and tenant improvement allowances.

         Big Dogs store operations are managed by an Executive Vice President--Retail, three regional managers and approximately 25 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. The Company seeks to further enhance its customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, the Company has implemented employee training and incentive programs and encourages its sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. The Company believes its commitment to customer service enhances its ability to generate repeat business and to attract new customers. The Company also believes that the fun nature of its products and the growth of the Company create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

NON-RETAIL DISTRIBUTION

         Non-retail channels of distribution, including catalog and wholesale, and, to a lesser extent, corporate sales and premium programs, international and internet sales, contributed approximately 9% of the Company's total net sales in 1998.

         CATALOG. Introduced in late 1992, the Company's catalog is a key marketing piece for its products and stores, and enables it to reach customers who are not located near a Big Dogs store. The Company's proprietary mailing list has been developed largely through sign-ups by customers in its retail stores rather than through active prospecting. Big Dogs' proprietary mailing list has over 700,000 active customer names. The Company's catalog sales in 1998 were approximately $4.9 million, or approximately 5% of total net sales.

         WHOLESALE. During 1998, the Company sold to over 600 wholesale accounts throughout the United States. The Company's wholesale sales in 1998 were approximately $2.7 million, or approximately 3% of total net sales.

         INTERNET. In November 1998, the Company enhanced its corporate website to offer a few products for sale through Yahoo Shopping. Although 1998 sales were limited, the Company believes it has significant opportunities for internet sales because of the Company focus on graphics and apparel that is not only character-driven but basic in design and therefore easy to describe. The Company also believes the internet will enhance its product distribution by increasing access to customers who do not generally visit outlet centers where the Company's stores are primarily located. The Company is also positive about the profitability potential on the internet, especially since Big Dogs owns its own brand and controls its pricing and distribution.

         INTERNATIONAL. Big Dogs' sales outside of the United States are currently limited to three retail stores in England and Canada and incidental other sales. The Company plans to expand the sale of its products internationally through efficient, profitable and brand-enhancing means, which may vary by country and may include retail stores, exporting to resellers, licensing, catalog and internet sales.

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

         Big Dogs' domestic sourcing is primarily limited to graphic T-shirts. During the first quarter of 1998, the Company moved in-house the bulk of its graphic T-shirt business, that had previously been provided by Fortune Fashions, a commonly controlled company. This includes management of screen printing and blanks, but not screen- printing operations.

         The majority of Big Dogs' other products are manufactured overseas, primarily in Asia. In order to reduce the Company's exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, the Company utilizes a diverse group of vendors. Big Dogs sources product from approximately 100 unaffiliated vendors, including over 35 foreign vendors in a number of countries, with a significant portion being produced by contractors with manufacturing facilities in China. In order to enhance its sourcing flexibility, the Company uses purchasing agents rather than operate its own foreign sourcing office. These agents assist the Company in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. The Company does not have supply contracts with any of its suppliers. Although the loss of major suppliers could have a significant effect on the Company's immediate operating results, the Company believes alternate sources of merchandise for most product categories are available at comparable prices and that it could replace these suppliers without any long-term adverse effect on the Company.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company is committed to utilizing technology to enhance its competitive position. The Company has put in place computer hardware, systems applications and networks that are the same as those used by a number of large retailers. These systems support the sales and distribution of products to its stores and customers and improve the integration and efficiency of its domestic and foreign sourcing operations. Big Dogs' MIS system provides integration of store, merchandising, distribution and financial systems. These systems include stock keeping unit ("SKU") and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on an IBM AS 400 platform and a Novell server network and utilize Island Pacific software. The Company's point-of-sale ("POS") system consists of registers providing price look-up, e-mail and credit card and check authorization. Through automated two-way communication with each store, sales information and e-mail are uploaded to the host system, and receiving, price changes and systems maintenance are down-loaded through the POS devices. Sales are updated daily in the merchandising report systems by polling sales from each store's POS terminals. The Company evaluates information obtained through daily polling, including a daily tracking of gross margin, to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise. Wholesale and catalog operations are also supported by MIS applications from established vendors, designed specifically to meet the unique requirements of these segments of the business. These applications include customer service phone center, order processing and mailing list maintenance.

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

         In early 1998, Big Dogs maintained two distribution facilities: a main facility of approximately 67,000 square feet located in Commerce, California and a mail order warehouse and fulfillment facility of approximately 21,000 square feet in Ventura, California. In January 1998, the Company consolidated these operations into a new 136,000 square-foot distribution facility in Santa Fe Springs, California. All merchandise is delivered by vendors to this new facility, where it is inspected, entered into the Company's allocation software system, picked and boxed for shipment to the stores or customers. The Company ships merchandise to its stores at least weekly, to provide a steady flow of merchandise.

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

EMPLOYEES

         At March 8, 1999, the Company had approximately 550 full-time and 650 part-time employees. The number of part-time employees fluctuates significantly based on seasonal needs. None of the Company's employees are covered by collective bargaining agreements and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles and present and past positions of persons serving as executive officers of the Company as of March 8, 1999:

       NAME               AGE                            POSITION
------------------        ---               ----------------------------------
Andrew D. Feshbach         38               President, Chief Executive Officer
                                             and Director
Douglas N. Nilsen          50               Executive Vice President-
                                             Merchandising
Anthony J. Wall            43               Executive Vice President-
                                             Business Affairs, General Counsel
                                             and Secretary
Andrew W. Wadhams          38               Executive Vice President - Retail
Roberta J. Morris          39               Chief Financial Officer, Treasurer
                                             and Assistant Secretary

     ANDREW D. FESHBACH co-founded the Company in May 1992 and has served as President, Chief Executive Officer and as a director since that time. From June 1992 until May 1997, Mr. Feshbach also served as Chief Financial Officer of the Company. Mr. Feshbach co-founded Fortune Fashions Inc. ("Fortune Fashions"), a custom manufacturer of embellished apparel (See Item 1. "Business - Sourcing") in 1991 and has served as a director since that time. From 1990 until the present, he has served as a Vice President of Fortune Financial, a private merchant banking firm owned by the Company's Chairman and majority stockholder, Fred Kayne. Mr. Feshbach serves as a director of The Right Start, Inc., an infant products retailer and catalog company. Mr. Feshbach has an M.B.A. from Harvard University.

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

     ANTHONY J. WALL joined the Company in September 1994 and has served as Executive Vice President since March 1996. He has also served as General Counsel and Secretary of the Company since September 1994. He served as a director of the Company from November 1995 until September 1997 and also as Senior Vice President from September 1994 until March 1996. From 1981 until 1994, Mr. Wall practiced as an attorney with Gibson, Dunn & Crutcher and, from 1990 until 1994, was a partner in the corporate department of that firm. Mr. Wall also serves as General Counsel of Fortune Fashions and Vice President of Fortune Financial. Mr. Wall has a J.D. from the University of Southern California.

     ANDREW W. WADHAMS joined the Company in August 1996 as Senior Vice President--Retail and has served as Executive Vice President--Retail since January, 1999. From January 1994 to June 1996, Mr. Wadhams served as Vice President of Retail Operations of Imaginarium, Inc., a retailer of children's games and educational items. From 1986 to November 1993, Mr. Wadhams was employed in various capacities by The Gap Inc. in its Gap, GapKids, Gap International and Banana Republic divisions, most recently as Regional Manager--Retail Operations of Banana Republic from 1991 to 1994.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are in leased offices comprising approximately 13,897 square feet in Santa Barbara, California, which lease expires July 2004, with an option to extend for another 5 years. The Company also occupies additional office and storage space of approximately 9,000 square feet under a lease that expires July 31, 1999, and is negotiating a lease for approximately 10,000 square feet in Santa Barbara into which it will relocate such operations. The Company's distribution facility is located in Santa Fe Springs, California in a building comprising approximately 136,000 square feet under a lease that expires in January 2008. The Company has an option to extend this lease for five years.

         The Company currently leases all of its store locations. Store leases are typically for a term of 5 years with a 5-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The common stock of the Company is traded on the NASDAQ National Market under the symbol BDOG. The following table sets forth, for the period from the Company's initial public offering through December 31, 1998, the high and low "sales" price of the shares of Common Stock of the Company, as reported on the NASDAQ National Market.

                                           1998                      1997
                                    ----------------         ----------------
                                      High     Low              High      Low
                                    -------  -------         --------    -----
First Quarter                       $ 7 1/2  $ 4 1/2            n/a       n/a
Second Quarter                        7 1/2    4 1/2            n/a       n/a
Third Quarter
(commencing September 24, 1997)       5 5/8    2 7/8         $ 15 3/4    $ 14
Fourth Quarter                        6 1/8    2 1/8           14 3/8       5

         On March 8, 1999, the last sales price of the Common Stock as reported on the NASDAQ National Market was $4 13/16 per share. As of March 8, 1999, there were approximately 149 shareholders of record of the Company's Common Stock.

         The Company paid no dividends in 1997 and 1998. In February 1999, the Board of Directors approved an annual discretionary cash dividend to be determined by the Board each year based on the Company's year-end sales results. The first such annual dividend was declared in the amount of $0.10 per share and paid in March 1999. The future amount and payment of such annual dividend will be at the discretion of the Board and will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board.

1998 Sales of Unregistered Securities
-------------------------------------

         On April 1 and May 21, 1998, the Company sold an aggregate of 24,000 shares of common stock to two individual accredited investors upon their exercise of warrants that had been issued to them prior to the Company's 1997 initial public offering. The purchase price was $3.00 per share, for total consideration of $72,000 in cash. The sales of the securities in such transactions were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2).


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                     YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:        1998         1997         1996         1995         1994
                                  ---------    ---------    ---------    ---------    ---------
                                       (in thousands, except per share and operating data)
Net sales                         $ 100,677    $  86,181    $  68,683    $  51,541    $  28,404
Cost of goods sold                   41,236       36,328       29,720       21,571       12,857
                                  ---------    ---------    ---------    ---------    ---------
Gross profit                         59,441       49,853       38,963       29,970       15,547
                                  ---------    ---------    ---------    ---------    ---------
 Selling, marketing and
   distribution                      47,809       39,549       32,309       24,814       12,993
 General and administrative           5,276        4,738        3,937        3,167        1,746
                                  ---------    ---------     --------    ---------     --------
   Total operating expenses          53,085       44,287       36,246       27,981       14,739
                                  ---------    ---------     --------    ---------     --------
Operating income                      6,356        5,566        2,717        1,989          808
Interest (income) expense              (350)       1,268        1,647        1,189          397
                                  ---------    ---------     --------    ---------     --------
Income before provision for
 income taxes                         6,706        4,298        1,070          800          411
Provision for income taxes            2,674        1,633          435          162           19
                                  ---------    ---------     --------    ---------     --------
Net income                        $   4,032    $   2,665     $    635    $     638     $    392
                                  =========    =========     ========    =========     ========
Net income per share
 Basic and diluted                $    0.32    $    0.24     $   0.06    $    0.07     $   0.04
                                  =========    =========     ========    =========     ========
Weighted average common shares
 Basic                               12,472       10,965        9,978        9,503        9,000
 Diluted                             12,509       11,187       10,049        9,503        9,000

OPERATING DATA:
Number of stores: (1)
 Stores open at beginning of
  period                                150          121           91           51           16
 Stores added (net of closures           27           29           30           40           35
                                   --------    ---------      -------     --------     --------
 Stores open at end of period           177          150          121           91           51
Comparable stores sales increase
  (decrease)(2)                         0.6%         6.6%         3.5%         8.2%        (0.9%)

                                          YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------
                           1998        1997        1996         1995        1994
                           ----        ----        ----         ----        ----
                                           (amounts in thousands)
BALANCE SHEET DATA:
Working capital         $30,348     $35,468     $13,742       $8,030     $ 3,072

Total assets             52,994      52,584      25,773       19,011      13,647

Total indebtedness (3)        0           0      15,697       10,732       6,141

Stockholders' equity     43,187      45,541       6,142        4,737       3,094

   (1) Excludes two temporary stores open for a portion of 1995, four temporary stores open for a portion of 1996, and one temporary store open for a portion of 1998.

   (2) Comparable store sales represent net sales of stores open at least one full year. Effective December 31, 1997, the Company changed the way comparable store sales were calculated, and for comparison purposes all prior years have been restated. Stores are considered comparable beginning on the first day of the third month following the one-year anniversary of their opening. Stores that are relocated but remain in the same shopping area remain in the comparable store base. The change to this method did not significantly affect previously reported comparable store sales percentages. The Company believes this method better reflects the effect of one-time promotional events and is more consistent with industry methods.

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

GENERAL

         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. The number of Company stores has grown from 5 in 1993 to 177 as of December 31, 1998.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

                                                 YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                          1998             1997            1996
                                         ------           ------          ------
Net sales..........................      100.0%           100.0%          100.0%
Cost of goods sold.................       41.0             42.2            43.3
                                         -----            -----           -----

Gross profit.......................       59.0             57.8            56.7

Selling, marketing and distribution
  expenses.........................       47.5             45.9            47.0
General and administrative expenses        5.2              5.5             5.7
                                         -----            -----           -----

Total operating expenses...........       52.7             51.4            52.8
                                         -----            -----           ------

Income from operations.............        6.3%             6.5%            4.0%

YEARS ENDED DECEMBER 31, 1998 AND 1997

         NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $100.7 million in 1998 from $86.2 million for 1997, an increase of $14.5 million, or 16.8%. Of the $14.5 million increase, $13.3 million was attributable to stores not yet qualifying as comparable stores and $0.5 million came from the 0.6% comparable store sales increase for the period. Additionally, non-retail sales increased by $0.7 million for the year. The increase in net sales in 1998 was attributable to continued growth in the number of stores and in the children's and big-size apparel categories. The Company's categories of children's and big-size apparel products continued to increase to 43.1% of total retail net sales from 41% of total retail net sales in 1997.

         GROSS PROFIT. Gross profit increased to $59.4 million in 1998 from $49.9 million for 1997, an increase of $9.5 million, or 19.0%. As a percentage of net sales, gross profit increased to 59.0% in 1998 from 57.8% in 1997. This increase as a percentage of net sales was primarily attributable to better sourcing of certain key products. Also contributing to the percentage increase were continued improvements in merchandising, planning and allocation, which led to better product sell-throughs and less markdowns.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $47.8 million in 1998 from $39.5 million in 1997, an increase of $8.3 million, or 21.0%. As a percentage of net sales, these expenses increased to 47.5% in 1998 from 45.9% in 1997. In early 1998, the Company moved its distribution center to a larger facility in order to build the infrastructure necessary to accommodate growth. During the first and second quarters of 1998, the Company did not realize this growth and, therefore, the Company incurred a decrease in operating leverage. Subsequently, controls were put in place and improvements were made in the third quarter. In the fourth quarter of 1998, the Company's selling, marketing and distribution expense was 38.3% of net sales as compared to 38.5% for the same period in 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $5.3 million in 1998 from $4.7 million in 1997. As a percentage of net sales, these expenses decreased to 5.2% in 1998 from 5.5% in 1997, reflecting the leverage of spreading them over a larger revenue base.

         INTEREST INCOME AND EXPENSE. Interest income increased to $0.4 million in 1998 from $1.3 million in interest expense in 1997. In October 1997, the Company's initial public offering closed and all debt was paid off with a portion of the net proceeds. Cash was held in a money market fund.

YEARS ENDED DECEMBER 31, 1997 AND 1996

         NET SALES. Net sales increased to $86.2 million in 1997 from $68.7 million for 1996, an increase of $17.5 million, or 25.5%. Of the $17.5 million increase, $13.4 million was attributable to stores not yet qualifying as comparable stores and $3.8 million came from the 6.5% comparable store sales increase for the period. Additionally, non-retail sales increased by $0.3 million for the year. The increase in net sales in 1997 was primarily attributable to continued improvements in store operations and the Company's merchandise assortments and in-stock positions as a result of better utilization of the merchandise planning and allocation systems. In particular, continued strong growth in the Company's recently introduced categories of children's, big-size apparel and non-apparel products increased to 41% of total retail net sales from 34% of total retail net sales in 1996.

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

SEASONALITY AND QUARTERLY RESULTS

         The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual net sales and profits. In 1998, excluding sales generated by stores not open for all of 1998, substantially all the Company's operating income and approximately 28% and 35% of the Company's net sales were generated during the third and fourth quarters, respectively. In addition, the Company has historically incurred operating losses in its first quarter and anticipates that it will continue to do so during the first quarter of each year for the foreseeable future.

         The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in comparable store sales, changes in the mix of products sold, customer acceptance of new products, the timing and level of markdowns, competitive factors and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company's primary uses of cash were for the build-out of its new distribution facility, new stores, purchase of merchandise inventories, payment of income taxes, and stock repurchases. The Company satisfied its cash requirements primarily from cash flow from operations and excess cash in 1998. In 1997, the Company satisfied its cash requirements primarily from the proceeds from the sale of debt and equity securities, including its initial public offering that netted proceeds of approximately $35.6 million. Approximately $21.5 million of the net proceeds were used to repay subordinated debt, short-term borrowings and capital lease obligations. Remaining proceeds were used for general corporate purposes and working capital. In March 1998, the Company's Board of Directors authorized the Company to repurchase up to $10 million of its common stock. As of December 31, 1998, the Company had repurchased 1,083,200 shares for $6,494,000.

         Cash provided by operating activities was $3.1 million and $7.3 million in 1998 and 1997, respectively. The $4.2 million decrease in cash provided from operations is primarily attributable to the increase in inventories. At December 31, 1998 and 1997 inventories were $23.3 million and $16.7 million, respectively. The 1998 increase is attributable to opening 27 net new stores, forward inventory purchases as well as increased inventory levels purchased for use in the management of the graphic T-shirt, mail order and wholesale businesses.

         Cash used in investment activities in 1998 and 1997 was $6.8 million and $5.3 million, respectively. Cash flows used in investment activities during 1998 related primarily to the build-out of 27 net new store openings and the Company's new distribution facility of approximately $3.2 million and $1.6 million, respectively. Cash used in financing activities during 1998 was $6.4 million compared to cash provided by financing activities of $20.8 million during 1997. In 1998 the Company repurchased 1,083,200 shares of its common stock. In 1997, the Company received approximately $35.6 million from its initial public offering, repaid subordinated debt, its revolving credit facility, and capital lease obligations and received $0.7 million from the exercise of stock options and warrants.

         The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of December 31, 1998, the Company had no advances and $1.1 million of letters of credit outstanding.

         In 1998, the Company's average cost to build a new store, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $103,000. The average total cost to build new stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in 1998 was approximately $67,000. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage. The Company believes that its existing cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in the year ending December 31, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruptions of operations.

         In March  1999,  the  Company  completed  the  upgrading  of its  major software systems to a new release which has been certified as Year 2000 compliant. The Company has substantially completed the internal testing of its information technology systems and will continue to monitor such systems through the summer of 1999. The Company has also addressed internally its non-information technology related systems and believes that there is expected to be no significant operational problems relating to the Year 2000 issues. The costs of the Company's year 2000 compliance project are not expected to be material to the Company's financial position.

         The Company has requested all third-party vendors to certify year 2000 compliance. The Company does not expect any material adverse impact on its business operations by the failure of any of its vendors to complete any required changes related to the year 2000 date conversion.

INFLATION

         The Company does not believe that inflation has had a material effect on operations in the past year. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include the discussions in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the seasonality of business, expected new store openings and costs, the impact of year 2000 compliance and inflation risks. Uncertainties to which the foregoing and other aspects of the Company's business may be subject include those discussed below in regard to factors that may effect quarterly results discussed below, the factors affecting the costs of building new stores, and other risks and uncertainties discussed below. All forward-looking statements in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Notwithstanding the Company's growth in sales and profitability during recent periods, the Company faces significant risks and, as a result, there can be no assurance that the Company's historical growth will be indicative of future performance.

         Other factors that could cause actual results to differ materially from the forward-looking statements contained in this report, as well as affect the registrant's ability to achieve its financial and other goals, include, but are not limited to, the following:

         CHANGES IN CONSUMER PREFERENCES. The consumer products industry in general, and the apparel industry in particular, are subject to changing consumer demands and preferences. Although the Company believes its products historically have not been significantly affected by fashion trends, the Company's products are subject to changing consumer preferences. The Company's success will depend significantly on its ability to continue to produce popular graphics and products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. In addition, consumer preferences could shift away from the Company's traditional graphic and logo-oriented merchandise.

         ABILITY TO ACHIEVE FUTURE GROWTH. The Company's continued growth will depend to a significant degree on its ability to open and operate profitable new stores, to increase net sales and profitability of the Company's existing stores, and to expand its other sources of revenue. There can be no assurance that new stores will achieve sales and profitability levels consistent with existing stores. The Company's retail expansion is dependent on a number of factors, including the Company's ability to locate and obtain favorable store sites, and to negotiate acceptable lease terms. In addition, there can be no assurance that the Company's strategies to increase other sources of revenue, which may include expansion of its catalog business, wholesale business, internet business, corporate sales, international sales, licensing, co-branding and media and entertainment activities, will be successful or that the Company's overall sales or profitability will increase or not be adversely affected as a result of any such expansion.

         DEPENDENCE ON KEY PERSONNEL. The success of the Company is significantly dependent on the performance of its key management, particularly Chief Executive Officer Andrew Feshbach and Executive Vice President--Merchandising, Doug Nilsen.

         DEPENDENCE ON THIRD-PARTY AND FOREIGN MANUFACTURERS. The Company does not own or operate any manufacturing facilities and is therefore dependent on third parties for the manufacture of its products. The loss of major suppliers, or the failure of such suppliers to timely delivery the Company's products or to meet the Company's quality standards, could adversely affect the Company's ability to deliver products to its customers in a timely manner.

         The majority of the Company's products are purchased from vendors with manufacturing facilities located outside the United States, primarily in Asia and particularly in China. The Company's operations could be adversely affected by events that result in disruption of trade from foreign countries in which the Company's suppliers are located.

         The Company's staff or agents periodically visit and observe the operations of its foreign and domestic manufacturers, but the Company does not control such manufacturers or their labor practices. Therefore the Company cannot necessarily prevent legal or ethical violations by its independent manufacturers, and it is uncertain what impact such violations would have on the Company.

         SUBSTANTIAL COMPETITION. The markets for each of the Company's products are highly competitive. The Company believes that its long-term competitive position will depend upon its ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices.

         FACTORS AFFECTING STORE TRAFFIC. The large majority of the Company's stores are located in tourist areas, tourist-serving areas and outlet malls, and the Company's sales depend on a high level of traffic in these locations. The Company, therefore, depends on the ability of these tourist destinations and malls to continue to generate a high volume of consumer traffic in the vicinity of the Company's stores. Tourism and outlet mall traffic may be adversely affected by domestic and international economic downturns, adverse weather, natural disasters, changing consumer preferences, highway or surface street traffic, the closing of high-profile stores near the Company's stores and declines in the desirability of the shopping environment in a particular tourist destination or mall.

         RELIANCE ON INFORMATION SYSTEMS. The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems. Substantial disruptions affecting the Company's information systems could have an adverse affect on its business.

         CONTROL BY EXISTING STOCKHOLDERS AND ANTI-TAKEOVER PROVISIONS. As of March 8, 1999, the Chairman of the Board, Fred Kayne, beneficially owned approximately 49.6% of the Company's outstanding Common Stock and the Company's current directors and executive officers, including Mr. Kayne, collectively beneficially own over 50%. As a result, Mr. Kayne, acting either individually or with the Company's current directors and executive officers, will be able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of the Company's stockholders. This concentration of ownership, together with the anti-takeover effects of certain provisions of the Delaware General Corporation Law and the Company's Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the prevailing market price of the Common Stock.

         VOLATILITY OF STOCK PRICE. The price of the Company's shares has and may continue to fluctuate based upon a number of factors, including, quarter-to-quarter variations in the Company's results of operations, fluctuations in the Company's comparable store sales, the performance of other manufacturers and retailers, and the condition of the overall economy.

         DEPENDENCE ON TRADEMARKS. The Company uses a number of trademarks, the primary ones of which are registered with the United States Patent and Trademark Office and in a number of foreign countries. There can be no assurance, however, that the Company will not be restricted in the future expansion of its use of its trademarks to certain new, non-apparel product categories.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. The Company has a borrowing arrangement with a bank whereby the Company may borrow at a floating rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources." The Company had no borrowings under this arrangement as of December 31, 1998 and 1997, respectively.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See "Executive Officers" in Part I, Item 1 hereof for information regarding the executive officers. Other information with respect to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

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

     3. Exhibits included or incorporated herein: See "Index to Exhibits."

(b)

     Reports on Form 8-K.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 29, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                           BIG DOG HOLDINGS, INC.

                                           By /s/ANDREW D. FESHBACH
                                              ---------------------
                                           Andrew D. Feshbach
                                           Chief Executive Officer and President

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

       SIGNATURE                              TITLE                   DATE
---------------------               -------------------------     --------------

/s/ANDREW D. FESHBACH               Chief Executive Officer,      March 29, 1999
---------------------                  President and  Director
Andrew D. Feshbach                     (Principal Executive
                                       Officer)

/s/ROBERTA J. MORRIS                Chief Financial Officer,      March 29, 1999
---------------------                  Treasurer and Assistant
Roberta J. Morris                      Secretary (Principal
                                       Financial and Accounting
                                       Officer)

/s/FRED KAYNE                       Chairman of the Board         March 29, 1999
---------------------
Fred Kayne

/s/STEVEN C. GOOD                   Director                      March 29, 1999
---------------------
Steven C. Good

/s/ROBERT H. SCHNELL                Director                      March 29, 1999
---------------------
Robert H. Schnell

/s/KENNETH A. SOLOMON               Director                      March 29, 1999
---------------------
Kenneth A. Solomon

/s/DAVID J. WALSH                   Director                      March 29, 1999
---------------------
David J. Walsh

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                            PAGE
                                                                            ----
Independent Auditors' Report...........................................      F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997...........      F-3

Consolidated Statements of Operations for the years ended December 31,
1998, 1997 and 1996....................................................      F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1998, 1997 and 1996.......................................      F-5

Consolidated Statements of Cash Flows for the years ended December 31,
1998, 1997 and 1996....................................................      F-6

Notes to the Consolidated Financial Statements.........................      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Big Dog Holdings, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Dog Holdings, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 3, 1999

                       BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31
                                                                 ----------------------------
                                                                     1998            1997
                                                                 ------------    ------------
                                    ASSETS (Note 3)
CURRENT ASSETS:
 Cash and cash equivalents ...................................   $ 13,458,000    $ 23,508,000
 Receivables
  Trade, net .................................................        592,000         457,000
  Other ......................................................        314,000         294,000
 Inventories (Note 7) ........................................     23,345,000      16,714,000
 Prepaid expenses and other current assets ...................        811,000         744,000
 Deferred income taxes (Note 4) ..............................        872,000         144,000
                                                                 ------------    ------------
Total current assets .........................................     39,392,000      41,861,000
PROPERTY AND EQUIPMENT, Net (Note 2) .........................     12,983,000      10,232,000
INTANGIBLE ASSETS, Net........................................         30,000         131,000
OTHER ASSETS .................................................        589,000         360,000
                                                                 ------------    ------------
TOTAL ........................................................   $ 52,994,000    $ 52,584,000
                                                                 ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable (Note 7) ...................................   $  3,494,000    $  2,767,000
 Income taxes payable (Note 4) ...............................      2,621,000       1,395,000
 Accrued expenses and other current liabilities ..............      2,928,000       2,231,000
                                                                 ------------    ------------
Total current liabilities ....................................      9,043,000       6,393,000
DEFERRED RENT (Note 5) .......................................        764,000         650,000
                                                                 ------------    ------------
  Total liabilities ..........................................      9,807,000       7,043,000
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (Notes 6 and 8):
 Preferred stock, $.01 par value, 3,000,000 shares authorized,
  none issued and outstanding ................................   $       --      $       --
 Common stock $.01 par value, 30,000,000 shares authorized,
  13,183,550 and 13,159,550 shares issued at
  December 31, 1998 and 1997, respectively ...................        132,000         132,000
 Additional paid-in capital ..................................     42,296,000      42,224,000
 Retained earnings ...........................................      7,764,000       3,732,000
 Treasury stock, 1,083,200 shares at
   December 31, 1998 .........................................     (6,494,000)           --
 Notes receivable from common stockholders ...................       (511,000)       (547,000)
                                                                 ------------    ------------
   Total stockholders' equity ................................     43,187,000      45,541,000
                                                                 ------------    ------------
TOTAL ........................................................   $ 52,994,000    $ 52,584,000
                                                                 ============    ============

                 See notes to consolidated financial statements

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                        1998           1997           1996
                                   -------------   ------------   ------------
NET SALES .......................  $ 100,677,000   $ 86,181,000   $ 68,683,000
COST OF GOODS SOLD (Note 7)......     41,236,000     36,328,000     29,720,000
                         -         -------------   ------------    -----------
GROSS PROFIT ....................     59,441,000     49,853,000     38,963,000
                                   -------------   ------------    -----------
OPERATING EXPENSES:
 Selling, marketing and
   distribution..................      47,809,000    39,549,000     32,309,000
 General and administrative
   (Note 7)......................       5,276,000     4,738,000      3,937,000
                                     ------------  ------------    -----------
  Total operating expenses.......      53,085,000    44,287,000     36,246,000
                                     ------------  ------------    -----------

INCOME FROM OPERATIONS ..........       6,356,000     5,566,000      2,717,000
INTEREST (INCOME) EXPENSE, NET
   (Note 3)......................        (350,000)    1,268,000      1,647,000
                                     ------------- ------------    -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES ..................       6,706,000     4,298,000      1,070,000

PROVISION FOR INCOME TAXES
  (Note 4)                              2,674,000     1,633,000        435,000
                                     ------------   -----------    -----------

NET INCOME ......................    $  4,032,000   $ 2,665,000    $   635,000
                                     ============   ===========    ===========
NET INCOME PER SHARE
 BASIC AND DILUTED ..............    $       0.32   $      0.24    $      0.06
                                     ============   ===========    ===========

                 See notes to consolidated financial statements

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 NOTES
                                                                                               RECEIVABLE
                                                                                                 FROM
                              COMMON STOCK       ADDITIONAL                  TREASURY STOCK      COMMON
                         ---------------------    PAID-IN      RETAINED     -----------------    STOCK-
                           SHARES      AMOUNT     CAPITAL      EARNINGS     SHARES     AMOUNT    HOLDERS          TOTAL
                         ---------    --------   ----------    ---------    ------    -------  -----------    ------------
BALANCE,
 JANUARY 1, 1996........ 9,670,000    $ 97,000  $ 4,208,000    $ 432,000                                 --     $  4,737,000
 Common stock issued
  (Note 6) .............   540,550       5,000    1,395,000                                      $ (855,000)         545,000
 Warrants issued .......        --          --      240,000           --                              --             240,000
 Repurchased common
  stock (Note 6) .......   (50,000)         --     (138,000)          --                            123,000          (15,000)
 Net income ............        --          --           --      635,000                                --           635,000
                        ----------    --------    ---------    ---------                         ----------     ------------
BALANCE,
 DECEMBER 31, 1996 .... 10,160,550     102,000    5,705,000    1,067,000                           (732,000)       6,142,000
 Common stock issued ..  2,800,000      28,000   35,548,000           --                                          35,576,000
 Options exercised ....     55,000       1,000      170,000           --                                 --          171,000
 Warrants exercised ...    144,000       1,000      551,000           --                                 --          552,000
 Collections of notes
  receivable .........          --          --           --           --                            185,000          185,000
 Tax benefits related
  to exercise of stock
  options (Note 6) ....         --          --      250,000           --                                 --         250,000
 Net income ...........         --          --           --    2,665,000                                 --       2,665,000
                        ----------     -------    ---------    ---------                          ---------     ------------
BALANCE,
 DECEMBER 31, 1997...   13,159,550      132,000  42,224,000    3,732,000                           (547,000)     45,541,000
 Warrants exercised         24,000           --      72,000           --                                 --          72,000
 Repurchased common
  stock (Note 6) ....           --           --          --           --    1,083,200 $(6,494,000)       --      (6,494,000)
 Collections of notes
  receivable.........           --           --          --           --                             36,000          36,000
 Net income .........           --           --          --    4,032,000           --         --         --       4,032,000
                        ----------    ---------  ----------   ----------    --------- -----------  --------    ------------

BALANCE,
 DECEMBER 31, 1998 ..   13,183,550    $ 132,000 $42,296,000   $7,764,000    1,083,200 $(6,494,000) $(511,000)  $ 43,187,000
                        ==========    ========= ===========   ==========    ========= ===========  =========   ============

                See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31
                                                                               ------------------------------------------
                                                                                   1998            1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------    ------------  -------------
  Net income...............................................................   $  4,032,000    $  2,665,000   $    635,000
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization..........................................      3,752,000       2,620,000      1,931,000
    Provision for losses on receivables....................................         26,000          25,000        174,000
    Loss on disposition of property and equipment..........................        123,000          37,000         35,000
    Deferred income taxes..................................................       (728,000)            ---         80,000
    Changes in operating assets and liabilities:
      Receivables..........................................................       (181,000)        194,000       (387,000)
      Inventories..........................................................     (6,631,000)     (1,311,000)    (4,577,000)
      Prepaid expenses and other assets....................................        (67,000)       (266,000)       (45,000)
      Accounts payable.....................................................        727,000       1,532,000       (641,000)
      Income taxes payable.................................................      1,226,000       1,245,000         35,000
      Accrued expenses and other current liabilities.......................        697,000         420,000        740,000
      Deferred rent........................................................        114,000         162,000        258,000
                                                                               -----------      ----------    -----------
        Net cash provided by (used in) operating activities................      3,090,000       7,323,000     (1,762,000)
                                                                               -----------      ----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................................     (6,508,000)     (5,285,000)    (3,377,000)
  Proceeds from sale of property and equipment.............................         13,000             ---            ---
  Other....................................................................       (259,000)        (23,000)      (108,000)
                                                                               ------------    -----------    ------------
        Net cash used in investing activities..............................     (6,754,000)     (5,308,000)    (3,485,000)
                                                                               ------------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...................................            ---      35,576,000        545,000
  Repurchase of common stock...............................................     (6,494,000)            ---        (15,000)
  Proceeds from issuance of warrants.......................................            ---             ---        114,000
  Proceeds from exercise of options........................................            ---         171,000            ---
  Proceeds from exercise of warrants.......................................         72,000         552,000            ---
  Collection of notes receivable...........................................         36,000         185,000            ---
  Proceeds from subordinated debt..........................................            ---             ---      7,900,000
  Principal repayments of subordinated debt................................            ---      14,400,000)    (1,774,000)
  Principal repayments under capital lease obligations.....................            ---      (1,314,000)      (344,000)
  Short-term borrowings, net...............................................            ---             ---     (1,225,000)
                                                                               -----------      ----------    -----------
        Net cash (used in) provided by financing activities................     (6,386,000)     20,770,000      5,201,000
                                                                               -----------      ----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (10,050,000)     22,785,000        (46,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................     23,508,000         723,000        769,000
                                                                                ----------      ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................................    $13,458,000     $23,508,000    $   723,000
                                                                               ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest...............................................................   $     42,000      $ 1,659,000   $ 1,521,000
    Income taxes...........................................................   $  2,176,000      $   388,000   $   367,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         The Company entered into capital lease obligations of $18,000 and $533,000 for equipment for the years ended 1997 and 1996, respectively.

         In 1997 the Company recorded an increase to additional  paid-in-capital
of  $250,000   related  to  tax  benefits   associated   with  the  exercise  of
non-qualified stock options (see Note 6).

         In 1996, the Company refinanced $138,000 of capital lease obligations.

         In 1996, a stockholder converted $2,226,000 of short-term subordinated debt to $2,100,000 of long-term subordinated debt and warrants valued at $126,000.

         In July 1996, certain key employees and other individuals issued $855,000 of long-term notes receivable to the Company as payment for common stock (see Note 6).

         In December 1996, the Company repurchased 50,000 shares of common stock for $138,000, $123,000 of which was by the retirement of a related long-term note receivable (see Note 6).

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

CONCENTRATION OF CREDIT RISK

     The Company has $9,672,000 of cash on deposit with a high credit quality financial institution which is in excess of the Federal Deposit Insurance Corporation limit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of receivables and accounts payable approximate their carrying values because of the short-term maturity of these instruments.

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

INTANGIBLE ASSETS

     Intangible assets are stated at cost and amortized using the straight-line method over five years. Accumulated amortization was $665,000, and $534,000 at December 31, 1998 and 1997, respectively.

OTHER ASSETS

     Other assets include long-term deposits of $233,000 and $353,000 at December 31, 1998 and 1997, respectively, which relate primarily to leased facilities, including retail stores.

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

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SELLING, MARKETING AND DISTRIBUTION EXPENSES

     Included in this classification are approximately $474,000, $547,000, and $439,000 in 1998, 1997 and 1996, respectively, of store preopening expenses, which are expensed as incurred.

INCOME TAXES

     Deferred income taxes reflect the income tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) net operating loss and tax credit carryforwards, and (c) valuation allowances, when necessary, to reduce deferred income tax assets to the amount expected to be realized (see Note 4).

EARNINGS PER SHARE

     Basic earnings per share is calculated based on the weighted average number of shares outstanding. Diluted earnings per share is calculated based on the same number of shares plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method.

     The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                                                                          YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                    1998           1997            1996
                                                               ------------   ------------     -----------

Net income ...............................................     $  4,032,000   $  2,665,000     $   635,000
                                                               ============   ============     ===========
Basic Weighted Average Shares:
 Weighted average number of shares outstanding............       12,472,000     10,965,000       9,978,000
Effect of Dilutive Securities:
 Options and warrants.....................................           37,000        222,000          71,000
                                                               ------------   ------------     -----------
Diluted Weighted Average Shares:
 Weighted average number of shares outstanding and
 common share equivalents.................................       12,509,000     11,187,000      10,049,000
                                                               ============   ============     ===========

Antidilutive options......................................        1,615,000            ---             ---

     Antidilutive options consist of the weighted average of stock options for the respective years that had an exercise price greater than the average market price during the year. Such options are therefore excluded from the computation of diluted shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in the year ending December 31, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

2. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                     1998           1997
                                                               ------------     -------------
         Leasehold improvements...........................     $  8,400,000      $  5,866,000
         Equipment and fixtures...........................       13,413,000         9,792,000
                                                               ------------      ------------
                                                                 21,813,000        15,658,000
         Less accumulated depreciation and amortization...        8,830,000         5,426,000
                                                               ------------      ------------
         Property and equipment, net......................     $ 12,983,000      $ 10,232,000
                                                               ============      ============


     Depreciation and amortization expense on property and equipment totaled $3,621,000, $2,479,000, and $1,794,000, in 1998, 1997 and 1996, respectively.

3. SHORT-TERM BORROWINGS

     The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8,000,000. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime lending rate less 3/8% or 250 basis points over the LIBOR rate, and is collateralized by substantially all assets of the Company.

     The Company has outstanding commitments under letters of credit totaling $1,071,000, at December 31, 1998. The letters of credit expire through May 1, 1999.

4. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       -----------    -----------   -------------
         Current:
            Federal                                    $ 2,978,000    $ 1,438,000      $  321,000
            State                                          424,000        195,000          34,000
                                                       -----------    -----------      ----------
         Total                                           3,402,000      1,633,000         355,000
                                                       -----------    -----------      ----------
         Deferred:
            Federal                                       (664,000)         5,000         102,000
            State                                          (64,000)        (5,000)        (22,000)
                                                       -----------    -----------      ----------
         Total                                            (728,000)           ---          80,000
                                                       -----------    -----------      ----------
         Total income tax provision                    $ 2,674,000    $ 1,633,000      $  435,000
                                                       ===========    ===========      ==========

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

4. INCOME TAXES (continued)

    The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                          YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                   1998           1997           1996
                                                                  ------         ------         ------
         Federal statutory income tax rate                        34.0%          34.0%          34.0%
         State taxes, net of federal benefit                       3.4%           3.2%           2.4%
         Other, net                                                2.5%           0.8%           4.3%
                                                                   ---            ---            ---
         Total                                                    39.9%          38.0%          40.7%
                                                                  ====           ====           ====

     Significant components of the Company's net deferred income tax assets are as follows:

                                                                                    DECEMBER 31,
                                                                             --------------------------
                                                                                1998             1997
                                                                            ----------       ----------
         Deferred income tax assets:
            Allowance for doubtful receivables and sales returns            $   27,000       $  40,000
            Accrued vacation                                                    40,000          30,000
            Inventory uniform capitalization                                   714,000         324,000
            Intangible assets                                                  168,000         148,000
            State income taxes                                                 114,000          39,000
            Alternative minimum tax credits                                        ---          26,000
            Deferred rent                                                      298,000             ---
            Reserve liabilities                                                 82,000          58,000
            Other                                                               10,000          12,000
                                                                            ----------       ---------
         Total deferred income tax assets                                    1,453,000         677,000
                                                                            ----------       ---------
         Deferred income tax liabilities:
            Prepaid expenses                                                  (108,000)        (92,000)
            Depreciation                                                      (473,000)       (441,000)
                                                                             ---------       ---------
         Total deferred income tax liabilities                                (581,000)       (533,000)
                                                                             ---------       ---------
         Deferred income tax asset                                          $  872,000       $ 144,000
                                                                            ==========       =========

5. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2009. Future minimum lease payments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
     1999......................................................     $ 13,860,000
     2000 .....................................................       12,080,000
     2001......................................................        9,342,000
     2002......................................................        6,572,000
     2003......................................................        4,729,000
     Thereafter................................................       13,189,000
                                                                    ------------
     Total.....................................................     $ 59,772,000
                                                                    ============

     The above amounts do not include contingent rentals based on sales in excess of the stipulated minimum that may be paid under certain leases on retail stores and common area charges. Additionally, certain leases contain future adjustments in rental payments based on changes in a specified inflation index. The effective annual rent expense for the Company is the total rent paid over the term of the lease, amortized on a straight-line basis. The difference between the actual rent paid and the effective rent recognized for financial statement purposes is reported as deferred rent.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

5. COMMITMENTS AND CONTINGENCIES (continued)

     Rent expense for the years ended December 31, 1998, 1997, and 1996 totaled $13,962,000, $11,333,000, and $8,431,000, respectively, and includes contingent rentals of $336,000, $149,000, and $79,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

6. STOCKHOLDERS' EQUITY

COMMON STOCK

     In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company repurchased 1,083,200 shares totaling $6,494,000 as of December 31, 1998.

     As of December 31, 1998, 1997 and 1996, there were unexercised warrants outstanding of 72,000, 96,000 and 240,000, respectively.

1996 STOCK INCENTIVE PLAN

     In July 1996, the Company issued 347,500 shares of common stock under the 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan authorized the issuance of up to 500,000 shares of the Company's common stock to key employees and other persons. The shares were sold at $2.59 per share, which the Board of Directors determined to be at or above the fair market value, with proceeds to the Company consisting of $45,000 in cash and the balance of $855,000 in recourse notes receivable. The notes receivable are due ten years from their date of issuance or upon termination of employment, bear interest at the rate of 7% per annum, are secured by the common stock acquired and are included as a component of stockholders' equity in the consolidated financial statements. The 1996 Plan was terminated on December 31, 1996. The stock vested over a two-year period, with one-third of the shares vesting at the purchase date. On December 31, 1996, the Company reacquired 50,000 shares at an average of $2.76 per share.

STOCK OPTIONS

     In March 1996, the Company issued a five-year option to its chairman to acquire 35,000 shares of the Company's common stock at an exercise price of $2.59 per share. In August 1996, the Company issued an additional five-year option to the chairman to acquire an additional 20,000 shares at an exercise price of $4.00. The exercise prices were determined by the board of directors to be equal to or greater than the fair value of the Company's common stock at the date of grant. During 1997, these options were exercised, and the Company recognized tax benefits of $250,000 resulting from the exercise of these nonqualified stock options which were recorded as additional paid-in capital in the consolidated financial statements.

     In January 1997, the Company adopted the 1997 Stock Option Plan authorizing the issuance of nonqualified stock options to directors, officers, employees, consultants and others to purchase common stock at prices equal to the fair value of the Company's shares at the grant dates. Such options vest one-third each year, beginning the year after the grant date and expire ten years from the date of grant. The 1997 Stock Option Plan was eliminated on August 1, 1997.

     In August 1997, the Company adopted the 1997 Performance Award Plan to attract, reward and retain officers and employees. The maximum number of shares reserved for issuance under this plan was 1,000,000. In February 1998, the Company amended the 1997 Performance Award Plan (the "Plan") to increase the maximum  number of shares  reserved  for issuance  under the Plan to  2,000,000.
Awards under this plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, stock bonuses, or cash bonuses based upon performance. Options granted in 1997 vested at 20% each year, beginning one year after the grant date and expire seven to ten years from the date of grant.

     In April 1998, the Company re-priced (by canceling and reissuing) 444,750 options granted under the Plan. The re-priced options have a ten-year life and either (i) have an exercise price of $6.50 per share (fair market value at grant date) and vest in equal installments on each anniversary of the April 7 grant date over the next five years or (ii) as to officers, have exercise prices ranging from $6.50 to $10.00 and vest at varying rates of 10% to 20% per year on each anniversary of the April 7 grant date over the next seven years.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

6. STOCKHOLDERS EQUITY (continued)

     The following summarizes stock option activity for the periods presented:

                                                                               WEIGHTED
                                                             NUMBER            AVERAGE
                                                            OF SHARES       EXERCISE PRICE
                                                            ----------      --------------
Balance at January 1, 1996...........................             ---                ---
 Options granted.....................................          55,000            $  3.10
                                                            ----------           --------
Balance at December 31, 1996.........................          55,000               3.10
 Options granted ....................................         482,000              11.14
 Options exercised...................................         (55,000)             (3.10)
 Options cancelled...................................         (13,250)            (12.04)
                                                           -----------           --------
Balance at December 31, 1997.........................         468,750              11.11
 Options granted.....................................       1,970,150               6.92
 Options cancelled...................................      (1,197,450)             (9.19)
                                                           -----------           --------
Balance at December 31, 1998.........................       1,241,450            $  6.32
                                                           ===========           ========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
       -----------------------------------------------------------------------------   ------------------------------
                                               WEIGHTED-AVERAGE
       RANGE OF EXERCISE       OPTIONS             REMAINING        WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
            PRICES           OUTSTANDING       CONTRACTUAL LIFE      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
       -----------------     -----------       ----------------     ----------------   -----------   ----------------
            $3.50              292,500            10.0 years            $  3.50              ---         $  ---
         5.00 - 6.50           662,950             9.2 years               6.39           16,667           5.00
             8.00              137,500             9.3 years               8.00              ---            ---
        10.00 - 14.00          148,500             9.0 years              10.04            2,200          10.59
                             ---------                                                    ------
         3.50 - 14.00        1,241,450             9.4 years               6.32           18,867           5.65
                             =========                                                    ======

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividends during the expected term for all years; expected volatility of 259%, 7% and 0%, risk-free interest rates of 5.4%, 6.4% and 6.0%; and expected lives of 9.9, 7.7 and 5.0 years. Forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been reduced to the pro forma amounts indicated below. There were no stock options granted prior to 1996.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

6. STOCKHOLDERS EQUITY (continued)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                         1998              1997           1996
                                                                   -------------     ------------    -------------
Net income:
 As reported..............................................         $   4,032,000     $  2,665,000    $     635,000
 Pro forma................................................             3,586,000        2,567,000          584,000
Net income per share:
 As reported:
 Basic and diluted........................................         $        0.32     $       0.24    $        0.06
 Pro forma:
 Basic and diluted........................................         $        0.29     $       0.23    $        0.06

Weighted-average fair value of options granted during the year     $        5.04     $       4.37    $        1.55

7. RELATED PARTY TRANSACTIONS

         Two of the Company's stockholders and directors had ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $2,182,000, $8,636,000, and $8,030,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in accounts payable are $5,000 and $412,000 due to these vendors at December 31, 1998 and 1997, respectively.

         The Company also received consulting services from related parties in 1997 and 1996. Such expenses incurred for the years ended December 31, 1997 and 1996 were $90,000 and $208,000 respectively, and are included in general and administrative expenses in the consolidated statements of operations.

         The Company engaged a related party to perform retail construction services. Construction services provided to the Company totaled $871,000 and $371,000 for the years ended December 31, 1998 and 1997, respectively.

8. SUBSEQUENT EVENT

         In February 1999, the Company declared an annual dividend of $0.10 per share payable on March 4, 1999, to stockholders of record at the close of business on February 22, 1999.

9. QUARTERLY FINANCIAL DATA (unaudited)

                                                          FIRST      SECOND       THIRD       FOURTH
                                                         QUARTER     QUARTER     QUARTER      QUARTER
                                                        --------    --------     --------    --------
                                                               (in thousands, except per share)
Year ended December 31, 1998:
  Net sales..................................           $ 14,212    $ 22,389     $ 28,354    $ 35,722
  Gross profit...............................              7,650      13,573       17,088      21,130
  Selling, marketing and distribution expenses            10,450      11,766       11,895      13,698
  General and administrative expenses.........             1,150       1,332        1,330       1,464
  Total operating expenses....................            11,600      13,098       13,225      15,162
  (Loss) income from operations...............            (3,950)        475        3,863       5,968
  Net (loss) income...........................            (2,279)        327        2,400       3,584
  Net (loss) income per share
    Basic and diluted.........................          $  (0.17)    $  0.03     $   0.20     $  0.30
  Weighted average shares outstanding
    Basic.....................................            13,150      12,476       12,183      12,100
    Diluted...................................            13,150      12,532       12,204      12,110

Year ended December 31, 1997:
  Net sales...................................          $ 12,265    $ 18,878     $ 24,129    $ 30,909
  Gross profit................................             6,670      11,265       14,107      17,811
  Selling, marketing and distribution expenses             8,454       9,310        9,879      11,906
  General and administrative expenses.........             1,035       1,076        1,118       1,509
  Total operating expenses....................             9,489      10,386       10,997      13,415
 (Loss) income from operations................            (2,819)        879        3,110       4,396
  Net (loss) income...........................            (2,031)        228        1,607       2,861
  Net (loss) income per share
    Basic.....................................           $ (0.20)     $ 0.02       $ 0.16      $ 0.22
    Diluted...................................             (0.20)       0.02         0.15        0.22
  Weighted average shares outstanding
    Basic.....................................            10,161      10,161       10,355      13,157
    Diluted...................................            10,161      10,421       10,652      13,271




                               INDEX TO EXHIBITS

             Exhibit No.            Description

              3.1         Amended and Restated Certificate of Incorporation1
              3.1A        Certificate of Correction1
              3.2         Amended and Restated Bylaws (2)
              4.1         Reference is hereby made to Exhibits 3.1, 3.1A and 3.2
              4.2         Specimen  Stock Certificate (1)
             10.1         Grid Promissory Note of Company to Israel Discount
                              Bank dated 2/19/98
             10.3         Form of Warrants issued November 4, 19961
             10.10        Amended and Restated 1997 Performance Award Plan
             10.10A       Form of Employee Nonqualified 1997 Performance Award
                              Plan (1)
             10.10B       Terms and Conditions for Non-Qualified Options
                              Granted under the Amended and Restated 1997
                              Performance Award Plan
             10.10C       Form of Eligible Director Non-Qualified Stock Option
                              Agreement
             10.11        Lease between Big Dog USA, Inc. and The Prudential
                              Insurance Company of America dated November 4,
                              1997 (2)
             10.12        Lease Agreement between Big Dog Holdings, Inc. and
                              S.V.B. Properties dated as of June 1, 1994, as
                              amended by Lease  Agreement dated as of
                              December 1, 1994, Second Lease Amendment dated as
                              of March 1, 1996, Third Lease Amendment  between
                              Big Dog Holdings and Freeland  Realty LLC dated as
                              of July 22, 1996, (1) and Fourth Lease Amendment
                              dated December 18, 1998
             10.14         Form of Indemnification Agreement (1)
             21.1          List of Subsidiaries of Big Dog Holdings, Inc. (1)
             24.1          Power of Attorney (included in signature page)
             27.1          Financial data schedule


(1) Incorporated by reference from the Company's S-1 Registration Statement (No. 333-33027), as amended, which became effective September 25, 1997

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                                                                    Exhibit 10.1

                           GRID PROMISSORY NOTE

$ 8,000,000.00                                                 February 19, 1998


         FOR VALUE RECEIVED, the undersigned promises to pay to the order of ISRAEL DISCOUNT BANK LIMITED, LOS ANGELES AGENCY (hereinafter the "Bank") at its principal office, located at 206 North Beverly Drive, Beverly Hills, CA 90210, the principal amount of EIGHT MILLION DOLLARS ($8,000.000.00) or, if less, the aggregate unpaid principal amount of each advance (the "Advance") made by the Bank, in its sole discretion, to the undersigned from time to time, endorsed on the schedule attached hereto and made a part of this Note, including additional pages, if any, attached hereto (the "Schedule") on the maturity date of each such Advance as shown in the Schedule. The undersigned shall also pay to the Bank interest monthly in arrears commencing on the first day of each month beginning with the month immediately following the date of the Advance, as set forth in the Schedule, and continuing on the same day of each month thereafter until maturity (whether as stated or by acceleration) computed on each unpaid Advance at the rate endorsed on the Schedule. Interest shall be paid at the option of the undersigned at a rate of either (a) the prime loan rate of the Bank, as determined by the Bank from time to time, minus three eighths of one percent (3/8%) on the Interest Adjustment Date (as hereinafter defined) for an Interest Period (as hereinafter defined), or (b) 250 basis points over LIBOR as determined by the Bank from time to time in its sole discretion for amounts and time comparable to the amount of any Advance hereunder on the Interest Adjustment Date for an Interest Period of 30, 60 or 90 days as selected by the undersigned on the Interest Adjustment Date (the "Interest Rate").

         Interest shall be calculated on the basis of a 360-day year and actual number of days elapsed (but in no event in excess of the maximum rate permitted by applicable law). Any change in Interest Rate shall be effective on the Interest Adjustment Date.

         Payment of interest or principal more than ten days after such payment is due shall be subject to an additional late payment fee of five (5%) percent of such payment. Interest from and after maturity (whether as stated or by acceleration) shall be at the rate per annum equal to five (5%) percent above the rate charged hereunder on the date of such maturity or if such rate shall not be lawful with respect to the undersigned, at the highest lawful rate then in effect.

         Subject to the provisions set forth below in this paragraph, all unpaid Advances and interest accruing at the Prime Loan Rate under this Note may be prepaid in whole or in part, without premium or penalty. Upon any prepayment of all or a part of an Advance wherein interest is accruing based upon LIBOR (hereinafter the "Prepaid Amount"), at any time other than on an Interest Adjustment Date, for any reason, whether voluntary or involuntary, or after acceleration of the maturity hereof, the undersigned shall pay to the Bank a prepayment premium equal to the amount of interest which the Bank would have earned on the Prepaid Amount at the then current Interest Rate from the date of such prepayment to the next Interest Adjustment Date occurring hereunder. The Bank shall not be obligated to accept any Prepaid Amount unless it is accompanied by the prepayment premium, if any, due in connection therewith, as calculated pursuant to this paragraph.

         The undersigned shall request each Advance, and choose an Interest Period for each Advance based on LIBOR, on each Interest Adjustment Date, by giving the Bank telephonic notice not later than twelve-thirty p.m., California time, (which telephonic notice shall be followed by prompt written confirmation thereof delivered to the Bank). The Bank shall be entitled to rely upon such telephonic notice and the undersigned hereby agrees to indemnify the Bank against any claims, liabilities, losses and expenses ensuing from such reliance. In the event the undersigned fails to notify the Bank as provided above, then in that event, the Bank has the option in its sole discretion to choose on behalf of the undersigned an Interest Rate based upon a 30 day Interest Period.

         The undersigned hereby expressly authorizes the Bank to record on the attached Schedule the applicable Rate of interest, the applicable Interest Period, the amount and date of each Advance made hereunder, the maturity date thereof and the date and amount of each payment of an Advance. Bank shall render to the undersigned a monthly statement (the Loan Billing Statement) setting forth the transactions arising hereunder. Each statement hall be considered correct and binding upon the undersigned as an account stated, except to the extent that Bank receives, within 60 days after the mailing of such statement, written notice from the undersigned of any specific exceptions by the undersigned to that statement. All payments hereunder shall be made in lawful money of the United States and in immediately available funds. Any extension of time for the payment of any Advances made pursuant to this Note resulting from the due date falling on a Saturday, Sunday or legal holiday shall be included in the computation of interest.

         "Interest Period" shall mean a period of time selected by the undersigned for which a particular rate of interest shall apply under this Note.

         "Interest Adjustment Date" shall mean the last date of the Interest Period, provided that if such date falls on a day which is not a business day, the Interest Adjustment Date shall be next succeeding business day. The term "business day" shall mean any day other than a Saturday, Sunday or business holiday in the State of California.

         If any amount payable on any Liabilities (as defined below) of the undersigned to the Bank shall not be paid within 5 days of written notice that the same is due, then this Note and the principal of and accrued interest on each Advance evidenced hereby shall, unless the Bank shall otherwise elect, become forthwith due and payable in full, without protest, presentment, notice or demand, all of which are expressly waived by the undersigned.

         The term "Liabilities" shall include this Note and all other indebtedness, obligations and liabilities of any kind of the undersigned to the Bank or another or others of whatsoever nature and howsoever evidenced, whether now existing or hereafter incurred, originally contracted with the Bank and/or another or others and now or hereafter owing to or acquired in any manner, in whole or in part, by the Bank, or in which the Bank may acquire a participation, whether contracted by the undersigned alone or jointly and/or severally with another or others, whether direct or indirect, absolute or contingent, secured or not secured, matured or not matured, contractual or tortious, liquidated or unliquidated, or arising by operation of law or otherwise, including other indebtedness, obligations and liabilities to the Bank of the undersigned as a member of any partnership, syndicate, association or other group, and whether incurred by the undersigned as principal, surety, indorser, guarantor, accommodation party or otherwise.

         The term "Security" shall include the following property: all personal property and fixtures of the undersigned wherever located and whether now owned or in existence or hereafter acquired or created, including goods, documents, instruments, general intangibles, chattel paper, accounts and contract rights, such terms having the meaning ascribed by the Uniform Commercial Code; products and proceeds; and the balance of every deposit account of the undersigned with the Bank and any other claim of the undersigned against the Bank, now or hereafter existing, and all money, instruments, securities, documents, chattel paper, credits, claims, demands and any other property, rights and interest of the undersigned which at any time shall come into the possession or custody or under the control of the Bank or any of its agents, associates or correspondents, for any purpose, and shall include the proceeds of any thereof, and the Bank shall be deemed to have possession of any of the Security in transit to or set apart for it or any of its agents, associates or correspondents.

         As security for the payment of this Note and all other Liabilities, the undersigned hereby grant to the Bank a security interest in, and a general lien upon and/or right of set-off, the Security.

         The right is expressly granted to the Bank, at its discretion and without notice to or containing the signature of the undersigned, to file one or more financing statements under the Uniform Commercial Code naming the undersigned as debtor and the Bank as secured party and indicating therein the type or describing the items of Security herein specified. Without the prior written consent of the Bank the undersigned will not file or authorize to permit to be filed in any jurisdiction any such financing or like statement in which the Bank is not named as the sole secured party.

         The Bank, at its discretion may, whether any of the Liabilities be due, in its name or in the name of the undersigned or otherwise, demand, sue for, collect or receive any money or property at any time payable or receivable on account of or in exchange for, or make any compromise or settlement deemed desirable with respect to, any of the Security, but shall be under no obligation so to do, or the Bank may extend the time of payment, arrange for payment in installments, or otherwise modify the terms of, or release, any of the Security, without thereby incurring responsibility to, or discharging or otherwise affecting any liability of, the undersigned. The Bank shall not be required to take any steps necessary to preserve any rights against prior parties to any of the Security. Upon default hereunder or in connection with any of the Liabilities (whether such default be that of the undersigned or of any party obligated thereon), the Bank shall have the rights and remedies provided by law; and the Bank may sell or cause to be sold in the county of Los Angeles, California, or elsewhere, in one or more sales or parcels, at such price as the Bank may deem best, and for cash or on credit or for future delivery, without assumption of any credit risk, all or any of the Security at any public or private sale, without demand of performance or notice of intention to sell or of time or place of sale (except such notice as is required by applicable statute and cannot be waived), and the Bank or anyone else may be the purchaser of any or all of the Security so sold and thereafter hold the same absolutely, free from any claim or right of whatsoever kind, including any equity of redemption, of the undersigned, any such demand, notice or right and equity being hereby waived and released. The undersigned will pay to the Bank all expenses (including expense for legal services of every kind) of, or incidental to the enforcement of any of the provisions hereof or of any of the Liabilities, or any actual or attempted sale or any exchange enforcement, collection, compromise or settlement of any of the Security or receipt of the proceeds thereof, and for the care of the Security and defending or asserting the rights and claims of the Bank in respect thereof, by litigation or otherwise, including expense or insurance, and all such expenses, shall be indebtedness within the terms of this Note.

         The undersigned represents and warrants that: (1) it is a corporation duly organized and existing under the laws of the State of its incorporation and is duly qualified to do business and is in good standing in every State where the failure to qualify would materially and adversely affect the financial condition of the undersigned; (2) the execution, issuance and delivery of this Note by the undersigned are within its corporate powers and have been duly authorized, and the Note is valid, binding and enforceable in accordance with its terms, and is not in violation of law or of the terms of the undersigned's Certificate of Incorporation or By-Laws and does not result in the breach of or constitute a default under any indenture, agreement or undertaking to which the undersigned is a party or by which it or its property may be bound or affected;
(3) the financial statements of the undersigned dated as of December 31, 1997 heretofore furnished to the Bank are complete and correct and fairly represent the financial condition of the undersigned as of December 31, 1997, and the result of its operations for the period ending on December 31, 1997 and since December 31, 1997 no material adverse change in the financial condition of the undersigned has occurred; (4) no Event of Default (as hereinafter defined) has occurred and no event has occurred which with the giving of notice or the lapse of time or both would constitute an Event of Default; (5) the undersigned shall not use any part of the proceeds of any Advance hereunder to purchase or carry any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System or to extend credit to others for the purpose of purchasing or carrying any margin stock; (6) on the occasion of each Advance hereunder all representations and warranties contained herein or otherwise made in writing in connection herewith shall be true and correct and with the same force and effect as though such representations and warranties had been made on and as of the date of the making of each such Advance.

         Upon the occurrence of any of the following specified events of default (each an "Event of Default"): (1) default by the undersigned in making any payment of principal, interest, or any other amount payable under this Note within 5 days of written notice that the same is due; or (2) the undersigned, or any maker, drawer, acceptor, indorser, guarantor, surety, accommodation party or other person liable upon or for any of the Liabilities or Security (each hereinafter called an "other liable party"), shall die, become insolvent (however such insolvency may be evidenced), fail to pay any debt in excess of $200,000 as such debt becomes due including any grace period, or make a general assignment for the benefit of creditors,; or (3) the undersigned shall suspend the transaction of his, its or their usual business, or be expelled from or suspended by any stock or securities exchange or other exchange, or any proceeding, procedure or remedy supplementary to or in enforcement of a judgment in excess of $200,000 shall be resorted to or commenced against, or with respect to any property of, the undersigned or other liable party; or (4) a petition in bankruptcy or for any relief under any law relating to the relief of debtors, readjustment of indebtedness, reorganization, composition or extension shall be filed, or any proceeding shall be instituted under any such law, by or against the undersigned or other liable party; or (5) any governmental authority or any court at the instance thereof shall take possession of any substantial part of the property of, or assume control over the affairs or operations of, or a trustee or receiver shall be appointed for, or if a substantial part of the property of, or a writ or order of attachment or garnishment or similar process shall be issued or made against any substantial part of the property of, the undersigned; or (6) default by the undersigned or other liable party in the due payment of any indebtedness for borrowed money in excess of $200,000 or in the observance or performance of any covenant or condition contained in any agreement or instrument evidencing, securing, or relating to any such indebtedness, and continuance of any such default for a period sufficient to cause or permit the acceleration of the maturity thereof: or (7) the undersigned or any other liable party conceals, removes or permits to be concealed or removed any part of the undersigned's property with intent to hinder, delay or defraud any of its creditors; or (8) the making or suffering by the undersigned or any other liable party of a transfer of any property, which is fraudulent under the law of any applicable jurisdiction; or (9) any material representation or warranty made by the undersigned or any other liable party to the Bank under this Note or in any other instrument or document delivered by the undersigned or any other liable party to the Bank should prove to be false or misleading in any material way; or (10) the Security shall, in the sole reasonable discretion of the Bank, have become unsatisfactory and the undersigned fails upon demand of the Bank to furnish such further security or to make payment on account of any of the Liabilities as would be satisfactory to the Bank; or (11) if any sum payable under any of the Liabilities be not paid within 5 days of written notice that the same is due; or (12) default in the observance or performance of any other agreement of the undersigned set forth herein that is not covered within 30 days of written notice; THEN, and at any time thereafter, unless and to the extent that the Bank shall otherwise elect, all of the Liabilities shall become and be due and payable forthwith; without presentment, demand, protest or other notice of any kind, all of which are expressly waived by the undersigned.

         No delay on the part of the Bank in exercising any power or right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any power or right hereunder preclude other or further exercise thereof or the exercise of any other power or right. The rights, remedies, and benefits herein expressly specified are cumulative and not exclusive of any rights, remedies or benefits which the Bank may otherwise have. The undersigned hereby waives demand, presentment, notice of dishonor and protest of all instruments included in or evidencing the Liabilities and any and all other notices and demands whatsoever, whether or not relating to any such instrument.

         THE UNDERSIGNED IN ANY LITIGATION (WHETHER OR NOT ARISING OUT OF OR RELATING TO THIS NOTE OR ANY OTHER LIABILITIES) IN WHICH THE UNDERSIGNED AND THE BANK SHALL BE ADVERSE PARTIES, HEREBY WAIVES THE RIGHT TO TRIAL BY JURY AND THE RIGHT TO INTERPOSE ANY DEFENSE, SET-OFF OR COUNTERCLAIM OF ANY NATURE OR DESCRIPTION, EXCEPT THE DEFENSE OF PAYMENT.

         The undersigned agrees to pay on demand all of the Bank's reasonable out of pocket costs and expenses, including reasonable counsel fees, in connection with collection of any amounts due to the Bank and enforcement of its rights under this Note.

         No provision hereof shall be modified or limited except by a written instrument signed by the Bank expressly referring hereto and to the provision so modified or limited. The undersigned, if more than one, shall be jointly and severally liable hereunder and all provisions hereof regarding the Liabilities of the undersigned shall apply to any liability of any or all of them. This Note and the provisions hereof are to be binding upon the heirs, executors, administrators, assigns or successors of the undersigned.

         The undersigned hereby consents to the in personam jurisdiction of the courts of California and the United States District Court for the Southern District of California in connection with any claim arising with respect to this Note or any of the Liabilities. In the event any such action is commenced in any such court, service of process may be made on the undersigned by mailing a copy thereof to it at the address then reflected in the Bank's records by certified mail, return receipt requested. Such mailing shall be deemed personal service and shall be legal and binding upon the undersigned in any such action or claim.
         This Note and the provisions hereof are to be construed according to and governed by the laws of the State of California.

         This Note replaces the note issued by the undersigned to the Bank dated June 30, 1995 (the "Prior Note"); and all advances outstanding under the Prior Note, as of the date of this Note, shall be deemed outstanding under this Note as of the date of this Note.


                                                   BIG DOG HOLDINGS, INC.


[SEAL]                                             By:/s/ANTHONY J. WALL
                                                   Name:Anthony J. Wall
                                                   Title:Executive Vice
                                                         President

                                                   BIG DOG USA, INC.


[SEAL]                                             By:/s/ANTHONY J. WALL
                                                   Name:Anthony J. Wall
                                                   Title:Executive Vice
                                                         President

                                                                   EXHIBIT 10.10
                             BIG DOG HOLDINGS, INC.
                              AMENDED AND RESTATED
                          1997 PERFORMANCE AWARD PLAN
                            (AS OF FEBRUARY 5, 1998)


1 . The Plan..................................................................10
    1.1 Purpose...............................................................10
    1.2 Administration and Authorization; Power and Procedure.................10
        1.2.1 Committee.......................................................10
        1.2.2 Plan Awards; Interpretation; Powers of Committee................10
        1.2.3 Binding Determinations.......................... ...............10
        1.2.4 Reliance on Experts.............................................11
        1.2.5 Bifurcation of Plan Administration; Delegation..................11
    1.3 Participation.........................................................11
    1.4 Shares Available for Awards; Share Limits.............................11
        1.4.1 Shares Available................................................11
        1.4.2 Share Limits....................................................11
        1.4.3 Share Reservation; Replenishment and Reissue of Unvested Awards.11
    1.5 Grant of Awards.......................................................11
    1.6 Award Period..........................................................11
    1.7 Limitations on Exercise and Vesting of Awards.........................12
        1.7.1 Provisions for Exercise.........................................12
        1.7.2 Procedure.......................................................12
        1.7.3 Fractional Shares/Minimum Issue.................................12
    1.8 Acceptance of Notes to Finance Exercise...............................12
        1.8.1 Principal.......................................................12
        1.8.2 Term............................................................12
        1.8.3 Recourse; Security..............................................12
        1.8.4 Termination of Employment.......................................12
    1.9 No Transferability; Limited Exception to Transfer Restrictions........12
        1.9.1 Limit On Exercise and Transfer..................................13
        1.9.3 Further Exceptions to Limits On Transfer........................13
2. Options....................................................................13
   2.1 Grants.................................................................13
   2.2 Option Price...........................................................13
       2.2.1 Pricing Limits...................................................13
       2.2.2 Payment Provisions...............................................13
   2.3 Limitations on Grant and Terms of Incentive Stock Options..............14
       2.3.1 $100,000 Limit...................................................14
       2.3.2 Option Period....................................................14
       2.3.3 Other Code Limits................................................14
   2.4 Limits on 10% Holders..................................................14
   2.5 Option Repricing/Cancellation and Regrant/Waiver of Restrictions.......14
   2.6 Effects of Termination of Employment; Termination of Subsidiary Status;
         Discretionary Provisions.............................................14
       2.6.1 Options - Resignation or Dismissal...............................14
       2.6.2 Options - Death or Disability....................................15
       2.6.3 Options - Retirement.............................................15
       2.6.4 Certain SARs.....................................................15
       2.6.5 Other Awards.....................................................15
       2.6.6 Committee Discretion.............................................15
   2.7 Options and Rights in Substitution for Stock Options Granted by Other
         Corporations.........................................................15
3. Stock Appreciation Rights..................................................15
   3.1 Grants.................................................................15
   3.2 Exercise of Stock Appreciation Rights..................................15
       3.2.1 Exercisability...................................................15
       3.2.2 Effect on Available Shares.......................................15
       3.2.3 Stand-Alone SARs.................................................16
       3.2.4 Proportionate Reduction..........................................16
   3.3 Payment................................................................16
       3.3.1 Amount...........................................................16
       3.3.2 Form of Payment..................................................16
   3.4 Limited Stock Appreciation Rights......................................16
4. Restricted Stock Awards....................................................16
   4.1 Grants.................................................................16
   4.2 Restrictions...........................................................17
       4.2.1 Pre-Vesting Restraints...........................................17
       4.2.2 Dividend and Voting Rights.......................................17
       4.2.3 Cash Payments....................................................17
   4.3 Return to the Corporation..............................................17
5. Performance Share Awards and Stock Bonuses.................................17
   5.1 Grants of Performance Share Awards.....................................17
   5.2 Special Performance-Based Share Awards.................................17
       5.2.1 Eligible Class...................................................18
       5.2.2 Maximum Award....................................................18
       5.2.3 Committee Certification..........................................18
       5.2.4 Terms and Conditions of Awards...................................18
       5.2.5 Stock Payout Features............................................18
       5.2.6 Adjustments for Material Changes.................................18
   5.3 Grants of Stock Bonuses................................................18
   5.4 Deferred Payments......................................................18
   5.5 Cash Bonus Awards......................................................19
       5.5.1 Performance Goals................................................19
       5.5.2 Payment in Restricted Stock......................................19
6. Other Provisions...........................................................19
   6.1 Rights of Eligible Persons, Participants and Beneficiaries.............19
       6.1.1 Employment Status................................................19
       6.1.2 No Employment Contract...........................................19
       6.1.3 Plan Not Funded..................................................19
   6.2 Adjustments; Acceleration..............................................19
       6.2.1 Adjustments......................................................19
       6.2.2 Acceleration of Awards Upon Change in Control....................20
       6.2.3 Possible Early Termination of Accelerated Awards.................20
       6.2.4 Golden Parachute Limitations.....................................21
   6.3 Effect of Termination of Employment....................................21
   6.4 Compliance with Laws...................................................21
   6.5 Tax Withholding........................................................21
       6.5.1 Provision for Tax Withholding Offset.............................21
       6.5.2 Tax Loans........................................................21
   6.6 Plan Amendment, Termination and Suspension.............................21
       6.6.1 Board Authorization..............................................21
       6.6.2 Stockholder Approval.............................................22
       6.6.3 Amendments to Awards.............................................22
       6.6.4 Limitations on Amendments to Plan and Awards.....................22
       6.6.5 Amendments to Formula Awards.....................................22
   6.7 Privileges of Stock Ownership..........................................22
   6.8 Effective Date of the Plan.............................................22
   6.9 Term of the Plan.......................................................22
   6.10 Governing Law/Construction/Severability...............................22
        6.10.1 Choice of Law..................................................22
        6.10.2 Severability...................................................23
        6.10.3 Plan Construction..............................................23
   6.11 Captions..............................................................23
   6.12 Effect of Change of Subsidiary Status.................................23
   6.13 Non-Exclusivity of Plan...............................................23
7. Definitions................................................................23

1. The Plan

     1.1 Purpose. The purpose of this Plan is to promote the success of the Company and the interests of its stockholders by attracting, motivating, retaining and rewarding directors, officers, employees and other eligible persons with awards and incentives for high levels of individual performance and improved financial performance of the Company. "Corporation" means Big Dog Holdings, Inc. and "Company" means the Corporation and its Subsidiaries, collectively. These terms and other capitalized terms are defined in Section 7.

1.2  Administration and Authorization; Power and Procedure1.

     1.2.1 Committee1.This Plan will be administered by and all Awards will be authorized by the Committee. Action of the Committee with respect to the administration of this Plan will be taken pursuant to a majority vote or by written consent of its members.

     1.2.2 Plan Awards; Interpretation; Powers of Committee. Subject to the express provisions of this Plan and any express limitations on the delegated authority of a Committee, the Committee will have the authority to:

     (a) determine eligibility and the particular Eligible Persons who will receive Awards;

     (b) grant Awards to Eligible Persons, determine the price at which securities will be offered or awarded and the amount of securities to be offered or awarded to any of such persons, and determine the other specific terms and conditions of such Awards consistent with the express limits of this Plan, and establish the installments (if any) in which such Awards will become exercisable or will vest, or determine that no delayed exercisability or vesting is required, and establish the events of termination or reversion of such Awards;

     (c) approve the forms of Award Agreements (which need not be identical either as to type of Award or among Participants);

     (d) construe and interpret this Plan and any agreements defining the rights and obligations of the Company and Employee Participants under this Plan, further define the terms used in this Plan, and prescribe, amend and rescind rules and regulations relating to the administration of this Plan;

     (e) cancel, modify, or waive the Corporation's rights with respect to, or modify, discontinue, suspend, or terminate any or all outstanding Awards held by Eligible Persons, subject to any required consent under Section 6.6;

     (f) accelerate or extend the exercisability or extend the term of any or all such outstanding Awards within the maximum ten-year term of Awards under
Section 1.6; and

     (g)  make  all  other   determinations   and  take  such  other  action  as
contemplated by this Plan or as may be necessary or advisable for the administration of this Plan and the effectuation of its purposes.

     1.2.3 Binding Determinations. Any action taken by, or inaction of, the Corporation, any Subsidiary, the Board or the Committee relating or pursuant to this Plan will be within the absolute discretion of that entity or body and will be conclusive and binding upon all persons. No member of the Board or Committee, or officer of the Corporation or any Subsidiary, will be liable for any such action or inaction of the entity or body, of another person or, except in circumstances involving bad faith, of himself or herself. Subject only to compliance with the express provisions hereof, the Board and Committee may act in their absolute discretion in matters within their authority related to this Plan.

     1.2.4 Reliance on Experts. In making any determination or in taking or not taking any action under this Plan, the Committee or the Board, as the case may be, may obtain and may rely upon the advice of experts, including professional advisors to the Corporation. No director, officer or agent of the Company will be liable for any such action or determination taken or made or omitted in good faith.

     1.2.5 Bifurcation of Plan Administration; Delegation. Subject to the limits of Section 7, the Board may delegate different levels of authority to different Committees with administration and grant authority under this Plan, provided that each designated Committee granting any Awards hereunder shall consist exclusively of a member or members of the Board. A majority of the members of the acting Committee shall constitute a quorum. The vote of a majority of a quorum or the unanimous written consent of the Committee shall constitute action by the Committee. A Committee may delegate ministerial, non-discretionary functions to individuals who are officers or employees of the Company.

     1.3 Participation1.Discretionary Awards may be granted by the Committee only to those persons that the Committee determines to be Eligible Persons. An Eligible Person who has been granted an Award may, if otherwise eligible, be granted additional Awards if the Committee so determines.

1.4  Shares Available for Awards; Share Limits

     1.4.1 Shares Available. Subject to the provisions of Section 6.2, the capital stock that may be delivered under this Plan will be shares of the Corporation's authorized but unissued Common Stock and any shares of its Common Stock held as treasury shares. The shares may be delivered for any lawful consideration.

     1.4.2 Share Limits. The maximum number of shares of Common Stock that may be delivered pursuant to Awards granted to Eligible Persons under this Plan will not exceed two million (2,000,000) shares (the "Share Limit"). The maximum number of shares subject to those options and Stock Appreciation Rights that are granted during any calendar year to any one individual will be limited to three hundred thousand (300,000) and the maximum individual limit on the number of shares in the aggregate subject to all Awards that during any calendar year are granted under this Plan to any one individual will be three hundred thousand (300,000). Each of the foregoing numerical limits will be subject to adjustment as contemplated by this Section 1.4 and Section 6.2.

     1.4.3 Share Reservation; Replenishment and Reissue of Unvested Awards. No Award may be granted under this Plan unless, on the date of grant, the sum of
(a) the maximum number of shares issuable at any time pursuant to such Award, plus (b) the number of shares that have previously been issued pursuant to Awards granted under this Plan, other than reacquired shares available for reissue consistent with any applicable legal limitations, plus (c) the maximum number of shares that may be issued at any time after such date of grant pursuant to Awards that are outstanding on such date, does not exceed the Share Limit. Shares that are subject to or underlie Awards that expire or for any reason are canceled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under this Plan, as well as reacquired shares, will again, except to the extent prohibited by law, be available for subsequent Awards under the Plan. Except as limited by law, if an Award is or may be settled only in cash, such Award need not be counted against any of the limits under this Section 1.4.

     1.5 Grant of Awards. Subject to the express provisions of this Plan, the Committee will determine the number of shares of Common Stock subject to each Award, the price (if any) to be paid for the shares or the Award and, in the case of performance share awards, in addition to matters addressed in Section 1.2.2, the specific objectives, goals and performance criteria (such as an increase in sales, market value, earnings or book value over a base period, the years of service before vesting, the relevant job classification or level of responsibility or other factors) that further define the terms of the performance share award. Each Award will be evidenced by an Award Agreement signed by the Corporation and, if required by the Committee, by the Participant.

     1.6 Award Period. Any Option, SAR, warrant or similar right shall expire and any other Award shall either vest or be forfeited not more than 10 years after the date of grant; provided, however, that any payment of cash or delivery of stock pursuant to an Award may be delayed until a future date if specifically authorized by the Committee in writing.

1.7  Limitations  on Exercise and Vesting of Awards

     1.7.1 Provisions for Exercise1. Unless the Committee otherwise expressly provides, no Award will be exercisable or will vest until at least six months after the initial Award Date, and once exercisable an Award will remain exercisable until the expiration or earlier termination of the Award.

     1.7.2 Procedure. Any exercisable Award will be deemed to be exercised when the Corporation receives written notice of such exercise from the Participant, together with any required payment made in accordance with Section 2.2.2 or the applicable Award Agreement.

     1.7.3 Fractional Shares/Minimum Issue. Fractional share interests will be disregarded, but may be accumulated. The Committee, however, may determine in the case of Eligible Persons that cash, other securities, or other property will be paid or transferred in lieu of any fractional share interests. No fewer than 100 shares may be purchased on exercise of any Award at one time unless the number purchased is the total number at the time available for purchase under the Award.

     1.8 Acceptance of Notes to Finance Exercise. The Corporation may, with the Committee's express approval, accept one or more notes from any Eligible Person in connection with the exercise or receipt of any outstanding Award; but any such note will be subject to the following terms and conditions:

     1.8.1 Principal. The principal of the note will not exceed the amount required to be paid to the Corporation upon the exercise or receipt of one or more Awards under the Plan and the note will be delivered directly to the Corporation in consideration of such exercise or receipt.

     1.8.2 Term. The initial term of the note will be determined by the Committee; but the term of the note, including extensions, will not exceed a period of five years.

     1.8.3 Recourse; Security. The note will provide for full recourse to the Participant and will bear interest at a rate determined by the Committee but not less than the interest rate necessary to avoid the imputation of interest under the Code. If required by the Committee or by applicable law, the note will be secured by a pledge of any shares or rights financed thereby in compliance with applicable law. The terms, repayment provisions, and collateral release provisions of the note and the pledge securing the note will conform with applicable rules and regulations of the Federal Reserve Board as then in effect.

     1.8.4 Termination of Employment. If the employment or term of service of the Participant terminates, the unpaid principal balance of the note will become due and payable on the 10th business day after such termination; but if a sale of such shares would cause such Participant to incur liability under Section 16(b) of the Exchange Act, the unpaid balance will become due and payable on the 10th business day after the first day on which a sale of such shares could have been made without incurring such liability assuming for these purposes that there are no other transactions (or deemed transactions in securities of this Corporation) by the Participant after such termination.

1.9  No  Transferability;  Limited  Exception  to  Transfer  Restrictions

     1.9.1 Limit On Exercise and Transfer. Unless otherwise expressly provided in (or pursuant to) this Section 1.9, by applicable law and by the Award Agreement, as the same may be amended, (a) all Awards are non-transferable and will not be subject in any manner to sale, transfer, anticipation, alienation, assignment, pledge, encumbrance or charge; Awards will be exercised only by the Participant; and (b) amounts payable or shares issuable pursuant to an Award will be delivered only to (or for the account of) the Participant.

     1.9.2 Exceptions. The Committee may permit Awards to be exercised by and paid only to certain persons or entities related to the Participant pursuant to such conditions and procedures as the Committee may establish. Any permitted transfer will be subject to the condition that the Committee receive evidence satisfactory to it that the transfer is being made for estate and/or tax planning purposes and without consideration (other than nominal consideration). ISOs and Restricted Stock Awards, however, will be subject to any and all additional transfer restrictions under the Code.

     1.9.3 Further Exceptions to Limits On Transfer. The exercise and transfer restrictions in Section 1.9.1 will not apply to:

                    (a) transfers to the Corporation,

                    (b) the designation of a beneficiary to receive  benefits if the Participant dies or, if the Participant has died, transfers to or exercise by the Participant's beneficiary, or, in the absence of a validly designated beneficiary, transfers by will or the laws of descent and distribution,

                    (c) transfers  pursuant to a QDRO if approved or ratified by the Committee,

                    (d) if the Participant has suffered a disability,  permitted transfers or exercises on behalf of the Participant by the Participant's legal representative, or

                    (e) the authorization by the Committee of "cashless exercise" procedures with third parties who provide financing for the purpose of (or who otherwise facilitate) the exercise of Awards consistent with applicable laws and the express authorization of the Committee.

2.  Options

     2.1 Grants One or more Options may be granted under this Section to any Eligible Person. Each Option granted will be designated in the applicable Award Agreement, by the Committee as either an Incentive Stock Option, subject to
Section 2.3, or a Non-Qualified Stock Option.

     2.2 Option Price

     2.2.1 Pricing Limits. The purchase price per share of the Common Stock covered by each Option will be determined by the Committee at the time of the Award, but in the case of Incentive Stock Options will not be less than 100% (110% in the case of a Participant described in Section 2.4) of the Fair Market Value of the Common Stock on the date of grant and in all cases will not be less than the par value thereof.

     2.2.2 Payment Provisions2.2.2 Payment Provisions. The purchase price of any shares purchased on exercise of an Option granted under this Section will be paid in full at the time of each purchase in one or a combination of the following methods: (a) in cash or by electronic funds transfer; (b) by certified or cashier's check payable to the order of the Corporation; (c) if authorized by the Committee or specified in the applicable Award Agreement, by a promissory note of the Participant consistent with the requirements of Section 1.8; (d) by notice and third party payment in such manner as may be authorized by the Committee; or (e) by the delivery of shares of Common Stock of the Corporation already owned by the Participant, but the Committee may in its absolute discretion limit the Participant's ability to exercise an Award by delivering such shares, and any shares delivered that were initially acquired upon exercise of a stock option must have been owned by the Participant at least six months as of the date of delivery. Shares of Common Stock used to satisfy the exercise price of an Option will be valued at their Fair Market Value on the date of exercise. Without limiting the generality of the foregoing, the Committee may provide that the Option can be exercised and payment made by delivering a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Corporation the amount of sale proceeds necessary to pay the exercise price and, unless otherwise prohibited by the Committee or applicable law, any applicable tax withholding under Section 6.5. The Corporation will not be obligated to deliver certificates for the shares unless and until it receives full payment of the exercise price therefor and any related withholding obligations have been satisfied.

2.3  Limitations on Grant and Terms of Incentive Stock Options

     2.3.1 $100,000 Limit To the extent that the aggregate "Fair Market Value" of stock with respect to which incentive stock options first become exercisable by a Participant in any calendar year exceeds $100,000, taking into account both Common Stock subject to Incentive Stock Options under this Plan and stock subject to incentive stock options under all other plans of the Company or any parent corporation, such options will be treated as Nonqualified Stock Options. For this purpose, the "Fair Market Value" of the stock subject to options will be determined as of the date the options were awarded. In reducing the number of options treated as incentive stock options to meet the $100,000 limit, the most recently granted options will be reduced first. To the extent a reduction of simultaneously granted options is necessary to meet the $100,000 limit, the Committee may, in the manner and to the extent permitted by law, designate which shares of Common Stock are to be treated as shares acquired pursuant to the exercise of an Incentive Stock Option.

     2.3.2 Option Period. Subject to Section 1.6, each Option and all rights thereunder will expire no later than 10 years after the Award Date.

     2.3.3 Other Code Limits. Incentive Stock Options may only be granted to Eligible Employees of the Corporation or a Subsidiary that satisfies the other eligibility requirements of the Code. There will be imposed in any Award Agreement relating to Incentive Stock Options such other terms and conditions as from time to time are required in order that the Option be an "incentive stock option" as that term is defined in Section 422 of the Code.

2.4  Limits on 10%  Holders.

     No Incentive Stock Option may be granted to any person who, at the time the Option is granted, owns (or is deemed to own under Section 424(d) of the Code) shares of outstanding Common Stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation, unless the exercise price of such Option is at least 110% of the Fair Market Value of the stock subject to the Option and such Option by its terms is not exercisable after the expiration of five years from the date such Option is granted.

2.5  Option  Repricing/Cancellation  and Regrant/Waiver of Restrictions

     Subject to Section 1.4 and Section 6.6 and the specific limitations on Awards contained in this Plan, the Committee from time to time may authorize, generally or in specific cases only, for the benefit of any Eligible Person any adjustment in the exercise or purchase price, the vesting schedule, the number of shares subject to, the restrictions upon or the term of, an Award granted under this Section by cancellation of an outstanding Award and a subsequent regranting of an Award, by amendment, by substitution of an outstanding Award, by waiver or by other legally valid means. Such amendment or other action may result among other changes in an exercise or purchase price that is higher or lower than the exercise or purchase price of the original or prior Award, provide for a greater or lesser number of shares subject to the Award, or provide for a longer or shorter vesting or exercise period.

2.6 Effects of Termination of Employment; Termination of Subsidiary Status; Discretionary Provisions.

     2.6.1 Options - Resignation or Dismissal. If the Participant's employment by (or other service specified in the Award Agreement to) the Company terminates for any reason (the date of such termination being referred to as the "Severance Date") other than Retirement, Total Disability or death, or "for cause" (as determined in the discretion of the Committee), the Participant will have, unless otherwise provided in the Award Agreement and subject to earlier termination pursuant to or as contemplated by Section 1.6 or 6.2, three months after the Severance Date to exercise any Option to the extent it has become exercisable on the Severance Date. In the case of a termination "for cause", the Option will terminate on the Severance Date. In other cases, the Option, to the extent not exercisable on the Severance Date, will terminate.

     2.6.2 Options - Death or Disability. If the Participant's employment by (or specified service to) the Company terminates as a result of Total Disability or death, the Participant, Participant's Personal Representative or the
Participant's Beneficiary, as the case may be, will have, unless otherwise provided in the Award Agreement and subject to earlier termination pursuant to or as contemplated by Section 1.6 or 6.2, until 12 months after the Severance Date to exercise any Option to the extent it will have become exercisable by the Severance Date. Any Option to the extent not exercisable on the Severance Date will terminate.

     2.6.3 Options - Retirement. If the Participant's employment by (or specified service to) the Company terminates as a result of Retirement, the Participant, Participant's Personal Representative or the Participant's Beneficiary, as the case may be, will have, unless otherwise provided in the Award Agreement and subject to earlier termination pursuant to or as contemplated by Section 1.6 or 6.2, until 12 months after the Severance Date to exercise any Nonqualified Stock Option (three months after the Severance Date in the case of an Incentive Stock Option) to the extent it will have become exercisable by the Severance Date. The Option, to the extent not exercisable on the Severance Date, will terminate.

     2.6.4 Certain SARs. Any SAR granted concurrently or in tandem with an Option will have the same post-termination provisions and exercisability periods as the Option to which it relates, unless the Committee otherwise provides.

     2.6.5 Other Awards. The Committee will establish in respect of each other Award granted hereunder the Participant's rights and benefits (if any) if the Participant's employment is terminated and in so doing may make distinctions based upon the cause of termination and the nature of the Award.

     2.6.6 Committee Discretion. Notwithstanding the foregoing provisions of this Section 2.6, in the event of, or in anticipation of, a termination of employment with the Company for any reason, other than discharge for cause, the Committee may increase the portion of the Participant's Award available to the Participant, or Participant's Beneficiary or Personal Representative, as the case may be, or, subject to the provisions of Section 1.6, extend the exercisability period upon such terms as the Committee determines and expressly sets forth in or by amendment to the Award Agreement.

2.7 Options and Rights in Substitution for Stock Options Granted by Other Corporations

     Rights may be granted to Eligible Persons under this Plan in substitution for employee stock options granted by other entities to persons who are or who will become Eligible Persons in respect of the Company, in connection with a distribution, merger or reorganization by or with the granting entity or an affiliated entity, or the acquisition by the Company, directly or indirectly, of all or a substantial part of the stock or assets of the employing entity.

3.   Stock Appreciation Rights (Including Limited Stock Appreciation Rights)

     3.1 Grants. The Committee may grant to any Eligible Person Stock Appreciation Rights either concurrently with the grant of another Award or in respect of an outstanding Award, in whole or in part, or independently of any other Award. Any Stock Appreciation Right granted in connection with an Incentive Stock Option will contain such terms as may be required to comply with the provisions of Section 422 of the Code and the regulations promulgated thereunder, unless the holder otherwise agrees.

3.2  Exercise of Stock Appreciation Rights

     3.2.1 Exercisability. Unless the Award Agreement or the Committee otherwise provides, a Stock Appreciation Right related to another Award will be exercisable at such time or times, and to the extent, that the related Award will be exercisable.

     3.2.2 Effect on Available Shares. To the extent that a Stock Appreciation Right is exercised, only the actual number of delivered shares of Common Stock will be charged against the maximum amount of Common Stock that may be delivered pursuant to Awards under this Plan. The number of shares subject to the Stock Appreciation Right and the related Option of the Participant will, however, be reduced by the number of underlying shares as to which the exercise related, unless the Award Agreement otherwise provides.

     3.2.3 Stand-Alone SARs. A Stock Appreciation Right granted independently of any other Award will be exercisable pursuant to the terms of the Award Agreement but in no event earlier than six months after the Award Date, except in the case of death or Total Disability.

     3.2.4 Proportionate Reduction If an SAR extends to less than all the shares covered by the related Award and if a portion of the related Award is thereafter exercised, the number of shares subject to the unexercised SAR shall be reduced only if and to the extent that the remaining number of shares covered by such related Award is less than the remaining number of shares subject to such SAR.

3.3      Payment

     3.3.1 Amount. Unless the Committee otherwise provides, upon exercise of a Stock Appreciation Right and the attendant surrender of an exercisable portion of any related Award, the Participant will be entitled to receive subject to
Section 6.5 payment of an amount determined by multiplying

     (a) the difference obtained by subtracting the exercise price per share of Common Stock under the related Award (if applicable) or the initial share value specified in the Award from the Fair Market Value of a share of Common Stock on the date of exercise of the Stock Appreciation Right, by

     (b) the number of shares with respect to which the Stock Appreciation Right has been exercised. 3.3.2 Form of Payment3.3.2 Form of Payment. The Committee, in its sole discretion, will determine the form in which payment will be made of the amount determined under Section 3.3.1 above, either solely in cash, solely in shares of Common Stock (valued at Fair Market Value on the date of exercise of the Stock Appreciation Right), or partly in such shares and partly in cash, but the Committee will have determined that such exercise and payment are consistent with applicable law. If the Committee permits the Participant to elect to receive cash or shares (or a combination thereof) on such exercise, any such election will be subject to such conditions as the Committee may impose.

     3.4 Limited Stock Appreciation Rights. The Committee may grant to any Eligible Person Stock Appreciation Rights exercisable only upon or in respect of a change in control or any other specified event ("Limited SARs") and such Limited SARs may relate to or operate in tandem or combination with or substitution for Options, other SARs or other Awards (or any combination thereof), and may be payable in cash or shares based on the spread between the base price of the SAR and a price based upon or equal to the Fair Market Value of the Shares during a specified period or at a specified time within a specified period before, after or including the date of such event.


4. Restricted Stock Awards

     4.1 Grants. The Committee may grant one or more Restricted Stock Awards to any Eligible Person. Each Restricted Stock Award Agreement will specify the number of shares of Common Stock to be issued to the Participant, the date of such issuance, the consideration for such shares (but not less than the minimum lawful consideration under applicable state law) by the Participant, the extent (if any) to which and the time (if ever) at which the Participant will be entitled to dividends, voting and other rights in respect of the shares prior to vesting, and the restrictions (which may be based on performance criteria, passage of time or other factors or any combination thereof) imposed on such shares and the conditions of release or lapse of such restrictions. Such restrictions will not lapse earlier than six months after the Award Date, except to the extent the Committee may otherwise provide. Stock certificates evidencing shares of Restricted Stock pending the lapse of the restrictions ("Restricted Shares") will bear a legend making appropriate reference to the restrictions imposed hereunder and will be held by the Corporation or by a third party designated by the Committee until the restrictions on such shares have lapsed and the shares have vested in accordance with the provisions of the Award and
Section 1.7. Upon issuance of the Restricted Stock Award, the Participant may be required to provide such further assurance and documents as the Committee may require to enforce the restrictions.

4.2      Restrictions

     4.2.1 Pre-Vesting Restraints Except as provided in Sections 4.1 and 1.9, restricted shares comprising any Restricted Stock Award may not be sold, assigned, transferred, pledged or otherwise disposed of or encumbered, either voluntarily or involuntarily, until the restrictions on such shares have lapsed and the shares have become vested.

     4.2.2 Dividend and Voting Rights Unless otherwise provided in the applicable Award Agreement, a Participant receiving a Restricted Stock Award will be entitled to cash dividend and voting rights for all shares issued even though they are not vested, but such rights will terminate immediately as to any Restricted Shares which cease to be eligible for vesting.

     4.2.3 Cash Payments If the Participant has been paid or received cash (including any dividends) in connection with the Restricted Stock Award, the Award Agreement will specify whether and to what extent such cash will be returned (with or without an earnings factor) as to any restricted shares that cease to be eligible for vesting.

4.3 Return to the Corporation.

     Unless the Committee otherwise expressly provides, Restricted Shares that remain subject to restrictions at the time of termination of employment or are subject to other conditions to vesting that have not been satisfied by the time specified in the applicable Award Agreement will not vest and will be returned to the Corporation in such manner and on such terms as the Committee provides.

5. Performance Share Awards and Stock Bonuses

     5.1 Grants of Performance Share Awards. The Committee may grant Performance Share Awards to Eligible Employees based upon such factors as the Committee deems relevant in light of the specific type and terms of the award. An Award Agreement will specify the maximum number of shares of Common Stock (if any) subject to the Performance Share Award, the consideration (but not less than the minimum lawful consideration) to be paid for any such shares as may be issuable to the Participant, the duration of the Award and the conditions upon which delivery of any shares or cash to the Participant will be based. The amount of cash or shares or other property that may be deliverable pursuant to such Award will be based upon the degree of attainment over a specified period of not more than 10 years (a "performance cycle") as may be established by the Committee of such measure(s) of the performance of the Company (or any part thereof) or the Participant as may be established by the Committee. The Committee may provide for full or partial credit, prior to completion of such performance cycle or the attainment of the performance achievement specified in the Award, in the event of the Participant's death, Retirement, or Total Disability, a Change in Control Event or in such other circumstances as the Committee (consistent with Section 6.10.3(b), if applicable) may determine.

     5.2 Special Performance-Based Share Awards. Options or SAR's granted with an exercise price not less than Fair Market Value at the applicable date of grant for Section 162(m) purposes to Eligible Employees which otherwise satisfy the conditions to deductibility under Section 162(m) of the Code are deemed "Qualifying Awards". Without limiting the generality of the foregoing, and in addition to Qualifying Awards granted under other provisions of this Plan, other performance-based awards within the meaning of Section 162(m) of the Code ("Performance-Based Awards"), whether in the form of restricted stock, performance stock, phantom stock or other rights, the vesting of which depends on the performance of the Company on a consolidated, segment, subsidiary, or division basis, with reference to revenue growth, net earnings (before or after taxes or before or after taxes, interest, depreciation, and/or amortization), cash flow, return on equity or on assets or on net investment, or cost containment or reduction, or any combination thereof (the "business criteria") relative to preestablished performance goals, may be granted under this Plan. To the extent so defined, these terms are used as applied under generally accepted accounting principles and in the Company's financial reporting. The applicable business criterion or criteria and the specific performance goals must be approved by the Committee in advance of applicable deadlines under the Code and while the performance relating to such goals remains substantially uncertain. The applicable performance measurement period may be not less than one nor more than 10 years (except as provided in Section 1.6). Other types of performance and non-performance awards may also be granted under the other provisions of this Plan. The following provisions relate to all Performance-Based Awards (other than Qualifying Awards) granted under this Plan:

     5.2.1 Eligible  Class.  The eligible class of persons for Awards under this
Section is executive officers of the Corporation.

     5.2.2 Maximum Award. Subject to Section 1.4.2, in no event will grants in any calendar year to any one individual under this Section 5.2 relate to more than three hundred thousand (300,000) shares or, (if payable solely in cash) a cash amount of more than one million dollars ($1,000,000).

     5.2.3 Committee Certification. To the extent required by Section 162(m), before any Performance-Based Award under this Section 5.2 is paid, the Committee must certify that the material terms of the Performance-Based Award were satisfied.

     5.2.4 Terms and Conditions of Awards. The Committee will have discretion to determine the restrictions or other limitations of the individual Awards under this Section 5.2 (including the authority to reduce Awards, payouts or vesting or to pay no Awards, in its sole discretion, if the Committee preserves such authority at the time of grant by language to this effect in its authorizing resolutions or otherwise).

     5.2.5 Stock Payout Features. In lieu of cash payment of an Award, the Committee may require or allow all or a portion of the Award to be paid in the form of stock, Restricted Shares, an Option, or another Award.

     5.2.6 Adjustments for Material Changes. Performance goals or other features of an Award under this Section 5.2 may provide that they (a) shall be adjusted to reflect a change in corporate capitalization, a corporate transaction (such as a reorganization, combination, separation, or merger) or a complete or partial corporate liquidation, or (b) shall be calculated either without regard for or to reflect any change in accounting policies or practices affecting the Company and/or the business criteria or performance goals or targets, or (c) shall be adjusted for any other circumstance or event, or (d) any combination of
(a) through (c), but only to the extent in each case that such adjustment or determination in respect of Performance-Based Awards would be consistent with the requirements of Section 162(m) to qualify as performance-based compensation.

     5.3 Grants of Stock Bonuses. The Committee may grant a Stock Bonus to any Eligible Person to reward exceptional or special services, contributions or achievements in the manner and on such terms and conditions (including any restrictions on such shares) as determined from time to time by the Committee. The number of shares so awarded will be determined by the Committee. The Award may be granted independently or in lieu of a cash bonus.

     5.4 Deferred Payments. The Committee may authorize for the benefit of any Eligible Person the deferral of any payment of cash or shares that may become due or of cash otherwise payable under this Plan, and provide for accredited benefits thereon based upon such deferment, at the election or at the request of such Participant, subject to the other terms of this Plan. Such deferral will be subject to such further conditions, restrictions or requirements as the Committee may impose, subject to any then vested rights of Participants.

5.5 Cash Bonus Awards.

     5.5.1 Performance Goals. The Committee may establish a program of annual incentive awards that are payable in cash to Eligible Persons based upon the extent to which performance goals are met during the performance period. The performance goals may depend upon the performance of the Company on a consolidated, subsidiary division basis with reference to revenues, net earnings (before or after interest, taxes, depreciation, or amortization), cash flow, return on equity or on assets or net investment, cost containment or reduction, or achievement of strategic goals (or any combination of such factors). In addition, the award may depend upon the Eligible Employee's individual performance.

     5.5.2 Payment in Restricted Stock. In lieu of cash payment of an Award, the Committee may require or allow all or a portion of the Award to be paid in the form of stock, Restricted Stock, an Option or other Award.

6. Other Provisions6. Other Provisions

     6.1  Rights of  Eligible  Persons,  Participants  and  Beneficiaries

     6.1.1 Employment Status. Status as an Eligible Person will not be construed as a commitment that any Award will be made under this Plan to an Eligible Person or to Eligible Persons generally.

     6.1.2 No Employment Contract. Nothing contained in this Plan (or in any other documents related to this Plan or to any Award) will confer upon any Eligible Person or other Participant any right to continue in the employ or other service of the Company or constitute any contract or agreement of employment or other service, nor will interfere in any way with the right of the Company to otherwise change such person's compensation or other benefits or to terminate the employment of such person, with or without cause, but nothing contained in this Plan or any related document will adversely affect any independent contractual right of such person without the Participant's consent.

     6.1.3 Plan Not Funded. Awards payable under this Plan will be payable in shares or from the general assets of the Corporation, and (except as provided in Section 1.4.3) no special or separate reserve, fund or deposit will be made to assure payment of such Awards. No Participant, Beneficiary or other person will have any right, title or interest in any fund or in any specific asset (including shares of Common Stock, except as expressly otherwise provided) of the Company by reason of any Award hereunder. Neither the provisions of this Plan (or of any related documents), nor the creation or adoption of this Plan, nor any action taken pursuant to the provisions of this Plan will create, or be construed to create, a trust of any kind or a fiduciary relationship between the Company and any Participant, Beneficiary or other person. To the extent that a Participant, Beneficiary or other person acquires a right to receive payment pursuant to any Award hereunder, such right will be no greater than the right of any unsecured general creditor of the Company.

     6.2      Adjustments; Acceleration

     6.2.1 Adjustments. The following provisions will apply if any extraordinary dividend or other extraordinary distribution occurs in respect of the Common Stock (whether in the form of cash, Common Stock, other securities, or other property), or any reclassification, recapitalization, stock split (including a stock split in the form of a stock dividend), reverse stock split, reorganization, merger, combination, consolidation, split-up, spin-off, combination, repurchase, or exchange of Common Stock or other securities of the Corporation, or any similar, unusual or extraordinary corporate transaction (or event in respect of the Common Stock) or a sale of substantially all the assets of the Corporation as an entirety occurs. The Committee will, in such manner and to such extent (if any) as it deems appropriate and equitable

     (a) proportionately adjust any or all of (i) the number and type of shares of Common Stock (or other securities) that thereafter may be made the subject of Awards (including the specific maxima and numbers of shares set forth elsewhere in this Plan), (ii) the number, amount and type of shares of Common Stock (or other securities or property) subject to any or all outstanding Awards,(iii) the grant, purchase, or exercise price of any or all outstanding Awards, (iv) the securities, cash or other property deliverable upon exercise of any outstanding Awards, or (v) the performance standards appropriate to any outstanding Awards, or
     (b)in the case of an extraordinary dividend or other distribution, recapitalization, reclassification, merger, reorganization, consolidation, combination, sale of assets, split up, exchange, or spin off, make provision for a cash payment or for the substitution or exchange of any or all outstanding Awards or the cash, securities or property deliverable to the holder of any or all outstanding Awards based upon the distribution or consideration payable to holders of the Common Stock of the Corporation upon or in respect of such event. In each case, with respect to Awards of Incentive Stock Options, no such adjustment will be made that would cause the Plan to violate Section 422 or 424(a) of the Code or any successor provisions without the written consent of holders materially adversely affected thereby. In any of such events, the Committee may take such action sufficiently prior to such event if necessary to permit the Participant to realize the benefits intended to be conveyed with respect to the underlying shares in the same manner as is available to stockholders generally.


     6.2.2 Acceleration of Awards Upon Change in Control. Unless prior to a Change in Control Event the Committee determines that, upon its occurrence, benefits under any or all Awards will not accelerate or determines that only certain or limited benefits under any or all Awards will be accelerated and the extent to which they will be accelerated, and/or establishes a different time in respect of such Event for such acceleration, then upon the occurrence of a Change in Control Event:

     (a)each Option and Stock Appreciation Right will become immediately exercisable,

     (b) Restricted Stock will immediately vest free of restrictions, and

     (c) each Performance Share Award will become payable to the Participant.

     However, in the case of a transaction intended to be accounted for as a pooling of interests transaction, the Committee shall have no discretion with respect to the foregoing acceleration of Awards. The Committee may override the limitations on acceleration in this Section 6.2.2 by express provision in the Award Agreement and may accord any Eligible Person a right to refuse any acceleration, whether pursuant to the Award Agreement or otherwise, in such circumstances as the Committee may approve. Any acceleration of Awards will comply with applicable legal requirements.

     6.2.3 Possible Early Termination of Accelerated Awards. If any Option or other right to acquire Common Stock under this Plan has been fully accelerated as required or permitted by Section 6.2.2 but is not exercised prior to (a) a dissolution of the Corporation, or (b) an event described in Section 6.2.1 that the Corporation does not survive, or (c) the consummation of an event described in Section 6.1 involving a Change of Control approved by the Board, such Option or right will terminate, subject to any provision that has been expressly made by the Committee through a plan of reorganization approved by the Board or otherwise for the survival, substitution, assumption, exchange or other settlement of such Option or right.

     6.2.4 Golden Parachute Limitations. Unless otherwise specified in an Award Agreement, no Award will be accelerated under this Plan to an extent or in a manner that would not be fully deductible by the Company for federal income tax purposes because of Section 280G of the Code, nor will any payment hereunder be accelerated if any portion of such accelerated payment would not be deductible by the Company because of Section 280G of the Code. If a holder would be entitled to benefits or payments hereunder and under any other plan or program that would constitute "parachute payments" as defined in Section 280G of the Code, then the holder may by written notice to the Company designate the order in which such parachute payments will be reduced or modified so that the Company is not denied federal income tax deductions for any "parachute payments" because of Section 280G of the Code.

     6.3 Effect of Termination of Employment. The Committee will establish in respect of each Award granted to an Eligible Person the effect of a termination of employment on the rights and benefits thereunder and in so doing may make distinctions based upon the cause of termination.

     6.4 Compliance with Laws. This Plan, the granting and vesting of Awards under this Plan and the offer, issuance and delivery of shares of Common Stock and/or the payment of money under this Plan or under Awards granted hereunder are subject to compliance with all applicable federal and state laws, rules and regulations (including but not limited to state and federal securities law, federal margin requirements) and to such approvals by any listing, regulatory or governmental authority as may, in the opinion of counsel for the Corporation, be necessary or advisable in connection therewith. Any securities delivered under this Plan will be subject to such restrictions, and to any restrictions the Committee may require to preserve a pooling of interests under generally accepted accounting principles, and the person acquiring such securities will, if requested by the Corporation, provide such assurances and representations to the Corporation as the Corporation may deem necessary or desirable to assure compliance with all applicable legal requirements.

     6.5 Tax Withholding

     6.5.1 Provision for Tax Withholding Offset. Upon any exercise, vesting, or payment of any Award or upon the disposition of shares of Common Stock acquired pursuant to the exercise of an Incentive Stock Option prior to satisfaction of the holding period requirements of Section 422 of the Code, the Company shall have the right at its option to (i) require the Participant (or Personal Representative or Beneficiary, as the case may be) to pay or provide for payment of the amount of any taxes which the Company may be required to withhold with respect to such Award event or payment or (ii) deduct from any amount payable in cash the amount of any taxes which the Company may be required to withhold with respect to such cash payment. In any case where a tax is required to be withheld in connection with the delivery of shares of Common Stock under this Plan, the Committee may in its sole discretion (subject to Section 6.4) grant (either at the time of the Award or thereafter) to the Participant the right to elect, pursuant to such rules and subject to such conditions as the Committee may establish, to have the Corporation reduce the number of shares to be delivered by (or otherwise reacquire) the appropriate number of shares valued at their then Fair Market Value, to satisfy such withholding obligation.

     6.5.2 Tax Loans. If so provided in the Award Agreement, the Company may, to the extent permitted by law, authorize a loan to an Eligible Person in the amount of any taxes that the Company may be required to withhold with respect to shares of Common Stock received (or disposed of, as the case may be) pursuant to a transaction described in Section 6.5.1. Such a loan will be for a term, at a rate of interest and pursuant to such other terms and conditions as the Company, under applicable law may establish and such loan need not comply with the provisions of Section 1.8.

6.6 Plan Amendment, Termination and Suspension.

     6.6.1 Board Authorization. The Board may, at any time, terminate or, from time to time, amend, modify or suspend this Plan, in whole or in part. No Awards may be granted during any suspension of this Plan or after termination of this Plan, but the Committee will retain jurisdiction as to Awards then outstanding in accordance with the terms of this Plan.

     6.6.2 Stockholder Approval. To the extent then required under Sections 422 and 424 of the Code or any other applicable law, or deemed necessary or advisable by the Board, any amendment to this Plan shall be subject to stockholder approval. The changes to this Plan approved by the Board prior to May 1, 1998 to redefine the term Other Eligible Person to permit the grant of additional discretionary Awards to, and to permit the amendment of formula Awards then outstanding and held by, Non-Employee Directors, and to increase Plan and Award share limits shall be subject to stockholder approval.

     6.6.3 Amendments to Awards. Without limiting any other express authority of the Committee under but subject to the express limits of this Plan, the Committee by agreement or resolution may waive conditions of or limitations on Awards to Eligible Persons that the Committee in the prior exercise of its discretion has imposed, without the consent of a Participant, and may make other changes to the terms and conditions of Awards that do not affect in any manner materially adverse to the Participant, the Participant's rights and benefits under an Award.

     6.6.4 Limitations on Amendments to Plan and Awards. No amendment, suspension or termination of this Plan or change of or affecting any outstanding Award will, without written consent of the Participant, affect in any manner materially adverse to the Participant any rights or benefits of the Participant or obligations of the Corporation under any Award granted under this Plan prior to the effective date of such change. Changes contemplated by Section 6.2 will not be deemed to constitute changes or amendments for purposes of this Section 6.6.

     6.6.5 Amendments to Formula Awards. Options granted under the formula Award feature of Section 8 of the prior version of this Plan may be amended by the Board or a duly authorized Committee of the Board in a manner permitted under this Plan in respect of Options granted to Eligible Employees.

     6.7 Privileges of Stock Ownership. Except as otherwise expressly authorized by the Committee or this Plan, a Participant will not be entitled to any privilege of stock ownership as to any shares of Common Stock not actually delivered to and held of record by the Participant. No adjustment will be made for dividends or other rights as a stockholder for which a record date is prior to such date of delivery.

     6.8 Effective Date of the Plan. The Plan was first approved by the Board effective as of August 1, 1997, and, as amended and restated as of September 12, 1997, then approved by the Board and by the Corporation's stockholders. The Plan was further amended and restated in its entirety by the Board as of January 1, 1998 and February 5, 1998. The restatement as of February 5, 1998 is subject to stockholder approval and if not so approved will be rescinded, leaving the restatement as of January 1, 1998 in effect, subject to Section 6.6.

     6.9 Term of the Plan. No Award will be granted under this Plan after July 31, 2007 (the "termination date"). Unless otherwise expressly provided in this Plan or in an applicable Award Agreement, any Award granted prior to the termination date may extend beyond such date, and all authority of the Committee with respect to Awards hereunder, including the authority to amend an Award, will continue during any suspension of this Plan and in respect of Awards outstanding on the termination date.

     6.10 Governing Law/Construction/Severability

     6.10.1 Choice of Law. This Plan, the Awards, all documents evidencing Awards and all other related documents will be governed by, and construed in accordance with the laws of the state of California.

     6.10.2 Severability. If a court of competent jurisdiction holds any provision invalid and unenforceable, the remaining provisions of this Plan will continue in effect.

     6.10.3 Plan Construction.

     (a) Rule 16b-3. It is the intent of the Corporation that transactions involving the Awards under this Plan, in the case of Participants who are or may be subject to Section 16 of the Exchange Act, satisfy to the extent feasible the requirements for applicable exemptions under Rule 16 so that such persons (unless they otherwise agree) will be entitled to the benefits of Rule 16b-3 or other exemptive rules under Section 16 of the Exchange Act in respect of those transactions and will not be subjected to avoidable liability thereunder.

     (b) Section 162(m). It is the further intent of the Company that Options or SARs with an exercise or base price not less than Fair Market Value on the date of grant and Performance-Based Awards under Section 5.2 of this Plan that are granted to or held by a person subject to Section 162(m) of the Code will qualify as performance-based compensation under Section 162(m) of the Code to the extent that the Committee authorizing the Award (or the payment thereof, as the case may be) satisfies the administrative requirements thereof. This Plan shall be interpreted consistent with such intent.

     6.11 Captions. Captions and headings are given to the sections and subsections of this Plan solely as a convenience to facilitate reference. Such headings will not be deemed in any way material or relevant to the construction or interpretation of this Plan or any provision thereof.

     6.12 Effect of Change of Subsidiary Status. For purposes of this Plan and any Award hereunder, if an entity ceases to be a Subsidiary a termination of employment and service will be deemed to have occurred with respect to each Eligible Person in respect of such Subsidiary who does not continue as an Eligible Person in respect of another entity within the Company.

     6.13 Non-Exclusivity of Plan. Nothing in this Plan will limit or be deemed to limit the authority of the Board or the Committee to grant awards or authorize any other compensation, with or without reference to the Common Stock, under any other plan or authority.

7. Definitions

"Award" means an award of any Option, Stock Appreciation Right, Restricted Stock, Stock Bonus, performance share award, dividend equivalent or deferred payment right or other right or security that would constitute a "derivative security" under Rule 16a-1(c) of the Exchange Act, or any combination thereof, whether alternative or cumulative, authorized by and granted under this Plan.

"Award Agreement" means any writing setting forth the terms of an Award that has been authorized by the Committee.

"Award Date" means the date upon which the Committee took the action granting an Award or such later date as the Committee designates as the Award Date at the time of the Award.

"Award Period" means the period beginning on an Award Date and ending on the expiration date of such Award.

"Beneficiary" means the person, persons, trust or trusts designated by a Participant or, in the absence of a designation, entitled by will or the laws of descent and distribution, to receive the benefits specified in the Award Agreement and under this Plan if the Participant dies, and means the Participant's executor or administrator if no other Beneficiary is designated and able to act under the circumstances.

"Board" means the Board of Directors of the Corporation.

"Change in Control Event" means any of the following:

     (a) Approval by the stockholders of the Corporation of the dissolution or liquidation of the Corporation;

     (b) Approval by the stockholders of the Corporation of an agreement to merge or consolidate, or otherwise reorganize, with or into one or more entities that are not Subsidiaries or other affiliates, as a result of which less than 50% of the outstanding voting securities of the surviving or resulting entity immediately after the reorganization are, or will be, owned, directly or indirectly, by stockholders of the Corporation immediately before such reorganization (assuming for purposes of such determination that there is no change in the record ownership of the Corporation's securities from the record date for such approval until such reorganization and that such record owners hold no securities of the other parties to such reorganization), but including in such determination any securities of the other parties to such reorganization held by affiliates of the Corporation);

     (c) Approval by the stockholders of the Corporation of the sale of substantially all of the Corporation's business and/or assets to a person or entity that is not a Subsidiary or other affiliate; or;

     (d) Any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act but excluding any person described in and satisfying the conditions of Rule 13d-1(b)(1) thereunder), other than a Current Affiliate, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing more than 50% of the combined voting power of the Corporation's then outstanding securities entitled to then vote generally in the election of directors of the Corporation; provided, however, that a Change of Control will not be deemed to have occurred if a Current Affiliate transfers to an organization described under Section 501 of the Code beneficial ownership of more than 50% of the combined voting power of the Corporation's then outstanding securities entitled to then vote generally in the election of directors of the Corporation; or

     (e) During any period not longer than two consecutive years, individuals who at the beginning of such period constituted the Board cease to constitute at least a majority thereof, unless the election, or the nomination for election by the Corporation's stockholders, of each new Board member was approved by a vote of at least three-fourths of the Board members then still in office who were Board members at the beginning of such period (including for these purposes, new members whose election or nomination was so approved).

"Current Affiliate" means Fred Kayne or any of his affiliates (within the meaning of the Exchange Act), successors, heirs, descendants or members of his immediate family.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Commission" means the Securities and Exchange Commission.

"Committee" means the Board or any one or more committees of director(s) appointed by the Board to administer this Plan with respect to the Awards within the scope of authority delegated by the Board. At least one committee will be comprised only of two or more directors, each of whom, in respect of any decision involving both (i) a Participant affected by the decision who is or may be subject to Section 162(m) of the Code and (ii) compensation intended as performance-based compensation within the meaning of Section 162(m) of the Code, will be Disinterested; in acting on any transaction with or for the benefit of a
Section 16 Person, the participating members of such Committee also shall be Non-Employee Directors within the meaning of Rule 16b-3 under the Exchange Act.

"Common Stock" means the Common Stock of the Corporation and such other securities or property as may become the subject of Awards, or become subject to Awards, pursuant to an adjustment made under Section 6.2 of this Plan.

"Company" means, collectively, the Corporation and its Subsidiaries.

"Corporation" means Big Dog Sportswear, a Delaware corporation, and its successors.

"Disinterested" means a director who is an "outside director" within the meaning of Section 162(m) of the Code any applicable legal or regulatory requirements.

"Eligible Employee" means an officer (whether or not a director) or employee of the Company.

"Eligible Person" means an Eligible Employee, or any Other Eligible Person, as determined by the Committee.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

"Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time.

"Fair Market Value" on any date means (a) if the stock is listed or admitted to trade on a national securities exchange, the closing price of the stock on the Composite Tape, as published in the Western Edition of The Wall Street Journal, of the principal national securities exchange on which the stock is so listed or admitted to trade, on such date, or, if there is no trading of the stock on such date, then the closing price of the stock as quoted on such Composite Tape on the next preceding date on which there was trading in such shares; (b) if the stock is not listed or admitted to trade on a national securities exchange, the last/closing price for the stock on such date, as furnished by the National Association of Securities Dealers, Inc. ("NASD") through the NASDAQ National Market Reporting System or a similar organization if the NASD is no longer reporting such information; (c) if the stock is not listed or admitted to trade on a national securities exchange and is not reported on the National Market Reporting System, the mean between the bid and asked price for the stock on such date, as furnished by the NASD or a similar organization; or (d) if the stock is not listed or admitted to trade on a national securities exchange, is not reported on the National Market Reporting System and if bid and asked prices for the stock are not furnished by the NASD or a similar organization, the value as established by the Committee at such time for purposes of this Plan.

"Incentive Stock Option" means an Option that is designated and intended as an incentive stock option within the meaning of Section 422 of the Code, the award of that contains such provisions (including but not limited to the receipt of stockholder approval of this Plan, if the award is made prior to such approval) and is made under such circumstances and to such persons as may be necessary to comply with that section.

"Nonqualified Stock Option" means an Option that is designated as a Nonqualified Stock Option and will include any Option intended as an Incentive Stock Option that fails to meet the applicable legal requirements thereof. Any Option granted hereunder that is not designated as an incentive stock option will be deemed to be designated a nonqualified stock option under this Plan and not an incentive stock option under the Code.

"Non-Employee Director" means a member of the Board of Directors of the Corporation who is not an officer or employee of the Company. For purposes of this Plan, the Chairman of the Board` will be deemed an officer of the Company.

"Option" means an option to purchase Common Stock granted under this Plan. The Committee will designate any Option granted to an Eligible Person as a Nonqualified Stock Option or an Incentive Stock Option.

"Other Eligible Person" means (a) any individual consultant or advisor or agent who renders or has rendered bona fide services (other than services in connection with the offering or sale of securities of the Company in a capital raising transaction) to the Company, and who (to the extent provided in the next sentence) is selected to participate in this Plan by the Committee; or (b) any director. A person who is neither an employee, officer nor director who provides bona fide services to the Company may be selected as an Other Eligible Person only if such person's participation in this Plan would not adversely affect (c) the Corporation's eligibility to use Form S-8 to register under the Securities Act of 1933, as amended, the offering of shares issuable under this Plan by the Company or (d) the Corporation's compliance with any other applicable laws.

"Participant" means an Eligible Person who has been granted an Award under this Plan and a Non-Employee Director who received an Award under Section 8 of the prior version of this Plan.

"Performance Share Award" means an Award of a right to receive shares of Common Stock under Section 5.1, or to receive shares of Common Stock or other compensation (including cash) under Section 5.2, the issuance or payment of that is contingent upon, among other conditions, the attainment of performance objectives specified by the Committee.

"Personal Representative" means the person or persons who, upon the disability or incompetence of a Participant, has acquired on behalf of the Participant, by legal proceeding or otherwise, the power to exercise the rights or receive benefits under this Plan by virtue of having become the legal representative of the Participant.

"Plan" means this Amended and Restated 1997 Performance Award Plan, as amended from time to time.

"QDRO" means a qualified domestic relations order as defined in Section 414(p) of the Code or Title I, Section 206(d)(3) of ERISA (to the same extent as if this Plan were subject thereto), or the applicable rules thereunder.

"Restricted Shares" or "Restricted Stock" means shares of Common Stock awarded to a Participant under this Plan, subject to payment of such consideration, if any, and such conditions on vesting (which may include, among others, the passage of time, specified performance objectives or other factors) and such transfer and other restrictions as are established in or pursuant to this Plan and the related Award Agreement, for so long as such shares remain unvested under the terms of the applicable Award Agreement.

"Retirement" means retirement with the consent of the Company or, from active service as an employee or officer of the Company on or after attaining age 55 with ten or more years of service or age 65.

"Rule 16b-3" means Rule 16b-3 as promulgated by the Commission pursuant to the Exchange Act, as amended from time to time.

"Section 16 Person" means a person subject to Section 16(a) of the Exchange Act.

"Securities Act" means the Securities Act of 1933, as amended from time to time.

"Stock Appreciation Right" or "SAR" means a right authorized under this Plan to receive a number of shares of Common Stock or an amount of cash, or a combination of shares and cash, the aggregate amount or value of which is determined by reference to a change in the Fair Market Value of the Common Stock.

"Stock Bonus" means an Award of shares of Common Stock granted under this Plan for no consideration other than past services and without restriction other than such transfer or other restrictions as the Committee may deem advisable to assure compliance with law.

"Subsidiary" means any corporation or other entity a majority of whose outstanding voting stock or voting power is beneficially owned directly or indirectly by the Corporation.

"Total Disability" means a disability where Participant is unable to effectively engage in the material activities required for Participant's position with the Company by reason of any medically determinable physical or mental impairment that can be expected to result in death or that has lasted or can be expected to last for a period of 90 consecutive days or for shorter periods aggregating 180 days in any consecutive 12 month period

                                                                  Exhibit 10.10B

                            TERMS AND CONDITIONS FOR
                    NON-QUALIFIED OPTIONS GRANTED UNDER THE
                AMENDED AND RESTATED 1997 PERFORMANCE AWARD PLAN


1. Exercisability of Option. The Option shall vest and become exercisable in percentage installments of the aggregate number of shares of Common Stock of the Company as set forth in the Option Agreement. The Option may be exercised only to the extent the Option is exercisable and vested.

     a. Cumulative Exercisability. To the extent the Optionee does not in any year purchase all the shares that the Optionee may then exercise, the Optionee has the right cumulatively thereafter to purchase any shares not so purchased until the Option terminates or expires.

     b. No Fractional Shares. Fractional share interests shall be disregarded, but may be cumulated.

     c. Minimum Exercise. No fewer than 100 shares may be purchased at any one time, unless the number purchased is the total number at the time exercisable under the Option.

2. Method of Exercise of Option. To the extent exercisable, the Option may be exercised by the delivery to the Company of a written notice from the Optionee stating the number of shares to be purchased pursuant to the Option and accompanied by payment:

     a. made in cash or electronic funds transfer, or by certified or cashier's check payable to the order of the Company, in the full amount of the purchase price of the shares and amounts required to satisfy applicable withholding taxes, or

     b. by the delivery of shares that have been held by the Optionee for at least six months, in accordance with Section 2.2.2(e) of the Plan, unless otherwise provided by the Committee.

     Other payment methods may be permitted only if expressly authorized by the Committee with respect to this option or all options under the Plan. The Option is non-transferable and may be exercised only by the Optionee, except as the Committee may otherwise expressly permit.

3. Continuance of Employment Required. The vesting schedule requires continued service through each applicable vesting date as a condition to the vesting of the applicable installment and rights and benefits under this Agreement. Partial service, even if substantial, during any vesting period will not entitle the Optionee to any proportionate vesting or avoid or mitigate a termination of rights and benefits upon or following a termination of employment or service as provided in Section 4 below or under the Plan.

4. Effect of Termination of Employment or Death. If the Optionee's employment by either the Company or any subsidiary terminates, the Option and all other rights and benefits under this Agreement terminate except that the Optionee may, at any time within the following periods after the Severance Date, exercise the Option to the extent the Option was exercisable on the Severance Date and has not otherwise expired:

     a. Termination by the Company or a subsidiary, other than a Dismissal for Cause (as defined below) --- for a period of 3 months

     b. Voluntary resignation (other than in anticipation of or in connection with a Dismissal for Cause) --for a period of 3 months

     c. Retirement --- for a period of 12 months

     d. Total Disability or death of Optionee --- for a period of 12 months

     In case of a Dismissal for Cause or a voluntary resignation in anticipation of or in connection with a Dismissal for Cause, the Option shall terminate immediately, in its entirety.

     "Dismissal for Cause" means the Company or a subsidiary has terminated Optionee's employment because of any of the following:

     e. Any wrongful act by Optionee that has resulted in the Optionee's personal gain at the expense of the Company or any of its subsidiaries;

     f. Optionee's refusal to perform assigned duties;

     g.   Optionee's   incompetence,   insubordination,    negligence,   willful
misconduct, breach of fiduciary duty, or conviction of (or pleading guilty or no contest to) a crime (other than minor traffic violations or similar offenses);

     h. Optionee's being under the influence of, or using, distributing or possessing, unauthorized or illegal drugs or intoxicating beverages while on duty or on the Company's premises;

     i. Suspicion or finding of Optionee's theft, embezzlement, breach of confidentiality, fraud or dishonesty;

     j. Optionee's willful destruction or defacement of the Company's, a visitor's, or an employee's property;

     k. Optionee's unauthorized disclosure or use of confidential or inside information, or trade secrets;

     l. Optionee's falsification or alteration of the Company's records;

     m. Optionee's inappropriate unauthorized absences from work;

     n. Optionee's violation of any policy or rule of the Company; or

     o. Optionee's unfair competition, disparagement of the Company, inducement of an employee to terminate his or her employment with the Company, or any other conduct that results or may be expected to result in a substantial detriment to the business or reputation of the Company or any of its subsidiaries.

     In addition, if the Optionee's employment is terminated other than upon a Dismissal for Cause, but the Optionee then commits or the Company then discovers an act referred to in (a), (e), (f), (g), (h) or (k) after such termination, the remaining Options held by such Optionee shall immediately terminate. Each case shall be determined by the Committee in its sole discretion, whether before or after the date of termination of employment.

5. Change in Subsidiary's Status; Leaves of Absence. If the Optionee is employed by an entity that ceases to be a subsidiary, this event is deemed for purposes of this Agreement to be a termination of the Optionee's employment by the Company other than a Dismissal for Cause. Absence from work caused by military service, authorized sick leave or other leave approved in writing by the Company shall not be considered a termination of employment by the Company for purposes of Section 4.

6. Notices. Any notice to be given shall be in writing and addressed to the Company at its principal office, to the attention of the General Counsel, and to the Optionee at his or her last address of record, or at such other address as either party may hereafter designate in writing to the other for purposes of notices in respect of the Option.

7. Optionee not a Stockholder. Neither the Optionee nor any other person entitled to exercise the Option shall have any of the rights or privileges of a stockholder of the Company as to any shares of Common Stock until the issuance and delivery to him or her of a certificate evidencing the shares registered in his or her name.

8. No Employment Commitment by Company. Nothing contained in these Terms and Conditions or the Option Agreement or in the Plan constitutes an employment commitment by the Company, affects Optionee's status as an employee at will who is subject to termination without cause, confers upon Optionee any right to remain employed by the Company or any subsidiary, interferes in any way with the right of the Company or any subsidiary at any time to terminate such employment, or affects the right of the Company or any subsidiary to increase or decrease Optionee's other compensation.

9. Effect of Award Agreement. The Option Agreement shall be binding upon and inure to the benefit of any successor or successors of the Company, except to the extent the Committee determines otherwise.

10. Choice of Law. The constructive interpretation, performance and enforcement of the Option Agreement and the Option shall be governed by the laws of the State of California.

11. Defined Terms. Capitalized terms used herein or in the Option Agreement and not otherwise defined herein shall have the meaning assigned by the Plan.

12. Plan. The Option and all rights of Optionee thereunder are subject to, and the Optionee agrees to be bound by, all of the terms and conditions of the provisions of the Plan. Unless otherwise expressly provided in these Terms and Conditions, provisions of the Plan that confer discretionary authority on the Committee do not (and shall not be deemed to) create any additional rights in the Optionee not expressly set forth in the Optionee's Option Agreement or in a written amendment thereto.

13. Arbitration of Claims. Any controversy or claim arising out of or relating to the Option, the Option Agreement, the Plan, or these Terms and Conditions, their enforcement or interpretation, or an alleged breach, default, or misrepresentation in connection with any of their provisions, shall be submitted to binding arbitration in accordance with the provisions of the Optionee's agreement with the Company to submit all employment-related disputes to arbitration. This understanding shall not be deemed to limit in any way the provisions of Section 1.2.3 of the Plan, as to the effect of actions by the Board or the Committee relating or pursuant to the Plan as conclusive and binding on all persons and as to other matters.

                                                                  Exhibit 10.10C
                             BIG DOG HOLDINGS, INC.
                               ELIGIBLE DIRECTOR
                      NONQUALIFIED STOCK OPTION AGREEMENT


                  THIS AGREEMENT dated as of , is between BIG DOG HOLDINGS, INC. , a Delaware corporation (the "Company"), and __________________________ (the "Director"). The Company and the Director agree to the terms and conditions of this Award Agreement under the 1997 Plan described below.

1. Option Grant. This Agreement evidences the grant to the Director, as of , of an Option to purchase an aggregate of shares of Common Stock , subject to the terms and conditions and to adjustment as set forth herein or pursuant to the Amended and Restated 1997 Performance Award Plan, as amended from time to time (the "1997 Plan").

2. Exercise Price. The Option entitles the Director to purchase (subject to the terms of Sections 3 through 5 below and to the extent exercisable) all or any part of the Option shares at a price per share of $ , which equals or exceeds the Fair Market Value of the shares on the date of this Agreement. The exercise price of the Option will be paid in full at the time of each purchase in cash or by check or in shares of Common Stock valued at their Fair Market Value on the date of exercise of the Option, or partly in such shares and partly in cash, but any such shares used in payment must be owned by the Participant at least six months prior to the date of exercise.

3. Option Exercisability and Term. Subject to adjustment pursuant to the 1997 Plan, the Option will first become and remain exercisable as to ( %) of the shares on and as to an additional shares ( %) on each of the next four anniversaries of that date, in each case subject to adjustments and acceleration under Section 5 below. The Option will expire on , unless earlier terminated in accordance with the terms of the 1997 Plan or Section 4 or 5 below.

4. Service and Effect of Termination of Service. The Director agrees to serve as a director, subject to and in accordance with the provisions of the Company's Certificate of Incorporation, bylaws and applicable law. If the Director's services as a member of the Board terminate, this Option will terminate at the times and to the extent set forth below or pursuant to any other applicable provisions of the 1997 Plan, including but not limited to Section 6.6.5 of the 1997 Plan. If the Director's services as a member of the Board terminate by reason of death, Disability or Retirement, the Option will immediately become and will remain exercisable for two years after the date of such termination or until , whichever first occurs. If the Director's services as a member of the Board terminate for any other reason, any portion of the Option that is not then exercisable will terminate and any portion of such Option that is then exercisable may be exercised for six months after the date of such termination or until , whichever first occurs.

5. Adjustments; Acceleration; Termination. The Option will be subject to adjustments, accelerations and terminations as provided in Section 6.2 of the 1997 Plan, but only to the extent that in the case of a Change in Control Event such effect and any Board or Committee action in respect thereof is effected pursuant to the terms of a reorganization agreement approved by stockholders of the Company or is otherwise consistent with the effect on Options held by persons other than executive officers or directors of the Company (or, if there are none, consistent in respect of the underlying shares with the effect on stockholders generally).

         Upon the occurrence of a Change in Control Event and acceleration under
Section 6.2.2 of the 1997 Plan, the Option will become immediately exercisable in full.

         The Option may be amended by the Board or a duly authorized Committee of the Board in a manner permitted under the 1997 Plan in respect of Options granted to Eligible Employees.

6. General Terms. The Option and this Amended Nonqualified Stock Option Agreement are subject to, and the Company and the Director agree to be bound by, the provisions of the 1997 Plan that apply to the Option. Such provisions are incorporated herein by this reference. The Director has received a copy of the 1997 Plan and has read its applicable provisions. Capitalized terms not otherwise defined herein have the meaning set forth in the 1997 Plan.

The parties have signed this Non-Qualified Stock Option Agreement as of .

BIG DOG HOLDINGS, INC.
(a Delaware corporation)

By _____________________________

Its ____________________________


Participant/Director


 -------------------------------
(Signature)
 -------------------------------
(Print Name)

                                                                   Exhibit 10.12

                             FOURTH LEASE AMENDMENT

THIS FOURTH LEASE AMENDMENT dated as of December 18, 1998 is entered into by FREELAND REALTY LLC, assignee of S.V.B. Properties ("Landlord") and BIG DOG HOLDINGS, INC. d/b/a BIG DOG SPORTSWEAR, assignee of Fortune Dogs, Inc. ("Tenant").

RECITALS

A. Landlord and Tenant are parties to a Lease dated June 1, 1994 (the "Original Lease"), under which Landlord has leased to Tenant certain premises, consisting of approximately 10,600 sf, in a building described as 121 Gray Avenue, Santa Barbara, California (the "Gray Building"). Such Lease has been amended by a Lease Amendment dated December 1, 1994, a Second Lease Amendment dated March 1, 1996, an oral month-to-month lease of a loading dock on the first floor, and a Third Lease Amendment dated July 22, 1996 (as so amended, the "Lease"). As a result of such amendments, Tenant now leases approximately 13,897 sf in the Gray Building (the "Current Space").

B. Tenant now desires to lease additional space in the Gray Building consisting of 3,132 sf know as Suite 208 and comprising all of the space formerly occupied by Miramar Systems (the "New Space"). WHEREFORE, the parties agree as follows:

TERMS AND CONDITIONS

1. Tenant agrees to lease from Landlord and Landlord agrees to lease to Tenant the New Space on the terms as provided herein. The total square footage of the premises leased to Tenant under the Lease is increased to 17,029 sf (provided that all provisions for rent, expenses and other items based upon square footage shall be subject to Tenant's right to a retroactive adjustment upon a remeasurement). Tenant shall immediately have the exclusive right to the six (6) additional parking spaces in the parking lot of the Gray Building designated for the New Space.

2. Landlord shall deliver exclusive possession of the New Space to Tenant no later than March 1, 1999 (and agrees to deliver the New Space earlier if it has completed the refurbishments provided below). The initial term for the lease of the New Space shall end on July 31, 2004. Prior to March 1, 1999, Landlord shall
(i) repaint and recarpet the New Space with new materials consistent in quality with those existing in the executive offices on the 3rd floor of the Gray Building (colors to be selected by Tenant) and (ii) recarpet the stairways located between the 1st and 2nd floors with new materials consistent in quality with those presently there. Landlord represents and warrants that all electrical, phoneline, plumbing, HVAC and other mechanical systems in or serving the New Space shall be in good working order as of the delivery date. Except as provided in this paragraph, the Tenant shall accept the New Space in its "as is" condition.

3. Landlord acknowledges that Tenant desires to also lease Suites 205 and 205A currently occupied by WSPA and that Tenant is negotiating with WSPA for them to vacate such space. Landlord agrees that in the event Tenant acquires the use of Suites 205 and 205A, Tenant shall be permitted, at its cost, to remove the interior walls on the second floor of the Gray Building separating Suites 205 and 205A from Suite 203 and separating New Space from Suite 203 (so that all of the second floor becomes one unit). If Tenant removes such walls, and thereby gains exclusive use of common area, the Lease shall be amended to reflect the additional space so occupied and the rent paid by Tenant shall increase proportionately.

4. Commencing on the later of April 1, 1999 and the date 31 calendar days after Landlord has turned over possession of the New Space in complete compliance with the requirements, representations and warranties in paragraph 2 above (the "Rent Commencement Date"), Tenant shall be obligated to pay minimum monthly rent on the New Space at the rate of $1.35 per sf ($4,228.20 based on 3,132 sf). Effective as of the end of the 24th full month after the Rent Commencement Date (the "Adjustment Date"), and on each 12-month anniversary of the Adjustment Date, the minimum monthly rent for the New Space shall be adjusted in accordance with CPI as per the formula in Section 4 of the Original Lease (except that in such formula, "C" shall equal the monthly index for the 9th full month after the Rent Commencement Date). Except as to the foregoing provisions regarding the minimum monthly rent for the New Space, the lease of the New Space shall be subject to the other rent provisions of the Lease (including Section 3), which include payment of operating expenses by Tenant. The parties agree that effective as of the Rent Commencement Date, Tenant's proportionate share of operating costs shall be increased to 87.65%.

5. Tenant shall have the option to renew the lease of the New Space for one (1) additional five (5) year period on the same terms and conditions as set forth herein except that the total rent shall be adjusted to the then current market rate.

6. Landlord and Tenant hereby acknowledge that Pacifica Commercial Realty represents Landlord and Blair Hayes Commercial Realty represents Tenant. Landlord will pay a fee upon execution of this Amendment equal to six percent (6%) of the total minimum monthly rent for years 1-5, said commission to be split equally between the brokers.

7. Landlord and Tenant also agree that the month-to-month lease of the loading dock on the first floor of the Gray Building consisting of 338 sf is hereby converted to a permanent lease on the same terms as those applicable to the Current Space (same rent per sf, contiguous term, etc.). No commission shall be payable on such space.

8. Except as amended hereby, the parties agree and acknowledge that the Lease shall remain in full force and effect in accordance with its terms.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first written above

Landlord
FREELAND REALTY LLC


By   /s/ DIRK FREELAND
         Dirk Freeland, Managing General Partner

Tenant
 BIG DOG HOLDINGS INC. d/b/a BIG DOG SPORTSWEAR


By  /s/ ANTHONY WALL
          Anthony Wall, Executive Vice President