Form 10-Q
period 1999-03-31
BIG DOG HOLDINGS INC
filed 1999-05-14
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-22963


                             BIG DOG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          52-1868665
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

          X  Yes                                           No

     The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 11, 1999 was 12,000,350 shares.

                              BIG DOG HOLDINGS, INC
                               INDEX TO FORM 10-Q


                                                                     PAGE
                                                                      NO.
PART 1  FINANCIAL INFORMATION...........................................4

ITEM 1: FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS
        March 31, 1999 and December 31, 1998............................4

        CONSOLIDATED STATEMENTS OF OPERATIONS
        Three months ended March 31, 1999 and 1998......................5

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        Three months ended March 31, 1999 and 1998......................6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.......................................7

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......9

PART II.OTHER INFORMATION...............................................9

ITEM 1: LEGAL PROCEEDINGS...............................................9

ITEM 2: CHANGES IN SECURITIES...........................................9

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.................................9

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............9

ITEM 5. OTHER INFORMATION...............................................9

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................9

SIGNATURES..............................................................9



PART 1            FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      1999          1998
                                                   ----------    ----------
                                                  (Unaudited)
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................  $ 2,740,000   $13,458,000
   Accounts receivable, net.....................    1,371,000       906,000
   Inventories..................................   26,448,000    23,345,000
   Prepaid expenses and other current assets....      825,000       811,000
   Deferred income taxes........................    2,257,000       872,000
                                                  -----------   -----------
     Total current assets.......................   33,641,000    39,392,000
PROPERTY AND EQUIPMENT, Net.....................   12,815,000    12,983,000
INTANGIBLE ASSETS, Net..........................       27,000        30,000
OTHER ASSETS....................................      603,000       589,000
                                                  -----------   -----------
TOTAL...........................................  $47,086,000   $52,994,000
                                                  ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.............................  $ 4,194,000   $ 3,494,000
   Income taxes payable.........................      144,000     2,621,000
   Accrued expenses and other current liabilities   2,112,000     2,928,000
                                                  -----------   -----------
     Total current liabilities..................    6,450,000     9,043,000
DEFERRED RENT...................................      829,000       764,000
                                                  -----------   -----------
   Total liabilities............................    7,279,000     9,807,000
                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000
     shares authorized, none issued and
     outstanding
   Common stock, $.01 par value, 30,000,000
     shares authorized, 13,183,550 issued at
     March 31, 1999 and December 31, 1998........     132,000       132,000
   Additional paid-in capital....................  42,296,000    42,296,000
   Retained earnings.............................   4,384,000     7,764,000
   Treasury stock, 1,083,200 shares at
     March 31, 1999 and December 31, 1998........  (6,494,000)   (6,494,000)
   Notes receivable from common stockholders.....    (511,000)     (511,000)
                                                  -----------   -----------
     Total stockholders' equity..................  39,807,000    43,187,000
                                                  -----------   -----------
TOTAL............................................ $47,086,000   $52,994,000
                                                  ===========   ===========

                             See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   ---------------------------
                                                      1999             1998
                                                   -----------     -----------

NET SALES......................................... $16,743,000     $14,212,000
COST OF GOODS SOLD................................   7,856,000       6,562,000
                                                   -----------     -----------
GROSS PROFIT......................................   8,887,000       7,650,000
                                                   -----------     -----------
OPERATING EXPENSES:
   Selling, marketing and distribution............  11,323,000      10,450,000
   General and administrative.....................   1,215,000       1,150,000
                                                   -----------     -----------
     Total operating expenses.....................  12,538,000      11,600,000
                                                   -----------     -----------
LOSS FROM OPERATIONS..............................  (3,651,000)     (3,950,000)
INTEREST INCOME, Net..............................     (94,000)       (251,000)
                                                   -----------     -----------
LOSS BEFORE BENEFIT FROM INCOME TAXES.............  (3,557,000)     (3,699,000)
BENEFIT FROM INCOME TAXES.........................  (1,387,000)     (1,420,000)
                                                   -----------     -----------
NET LOSS.......................................... $(2,170,000)    $(2,279,000)
                                                   ===========     ===========
NET LOSS PER SHARE
   BASIC AND DILUTED..............................     $ (0.18)        $ (0.17)
                                                   ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED..............................  12,100,000      13,150,000
                                                   ===========     ===========


                             See accompanying notes.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                         1999          1998
                                                     -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................  $(2,170,000)  $(2,279,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................      993,000       821,000
     Provision for losses on receivables...........       17,000         9,000
     Loss on disposition of property and equipment.        5,000        82,000
     Deferred income taxes.........................   (1,385,000)   (1,540,000)
     Changes in operating assets and liabilities:
       Receivables.................................     (482,000)     (703,000)
       Inventories.................................   (3,103,000)   (6,065,000)
       Prepaid expenses and other assets...........      (14,000)   (1,142,000)
       Accounts payable............................      700,000     2,942,000
       Income taxes payable........................   (2,477,000)   (1,395,000)
       Accrued expenses and other current
         liabilities...............................     (816,000)      190,000
       Deferred rent...............................       65,000        43,000
                                                     -----------   -----------
         Net cash used in operating activities.....   (8,667,000)   (9,037,000)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................     (825,000)   (1,560,000)
   Other ..........................................      (16,000)       49,000
                                                    -------------  -----------
         Net cash used in investing activities.....     (841,000)   (1,511,000)
                                                    ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock......................          ---      (988,000)
   Dividend payment................................   (1,210,000)          ---
                                                    ------------   -----------
         Net cash used in financing activities.....   (1,210,000)     (988,000)
                                                    ------------   -----------
NET DECREASE IN CASH...............................  (10,718,000)  (11,536,000)
CASH, BEGINNING OF PERIOD..........................   13,458,000    23,508,000
                                                    ------------   -----------
CASH, END OF PERIOD................................ $  2,740,000   $11,972,000
                                                    ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest......................................          ---           ---
     Income taxes.................................. $  2,474,000   $ 1,514,000

                             See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1. Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included.
Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. Short-term Borrowings

     The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of March 31, 1999, the Company had no advances and $250,000 of letters of credit outstanding. The letters of credit expire through December 31, 1999.

NOTE 3. Dividend Paid

     On March 6, 1999, the Company paid an annual dividend to stockholders of record at the close of business on February 22, 1999, in the amount of $0.10 per share, totaling $1,210,000.

NOTE 4. Recently Issued Accounting Standards

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

     NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $16.7 million for the three months ended March 31, 1999 from $14.2 million for the same period in 1998, an increase of $2.5 million or 17.6%. Of the increase, $1.6 million was attributable to stores not yet qualifying as comparable stores, $0.3 million from a 2.3% comparable stores sales increase and $0.6 million from an increase in the Company's wholesale business.

     GROSS PROFIT. Gross profit increased to $8.9 million for the three months ended March 31, 1999 from $7.7 million for the same period in 1998, an increase of $1.2 million or 15.6%. As a percentage of net sales, gross profit decreased to 53.1% in the three months ended March 31, 1999 from 53.8% in the same period in 1998. This 0.7% decrease was due in part to a change in product sales mix and an increase in lower-margined wholesale sales.

     SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $11.3 million in the three months ended March 31, 1999 from $10.5 million in the same period for 1998, an increase of $0.8 million, or 7.6%. As a percentage of net sales, these expenses decreased to 67.6% in the three months ended March 31, 1999 from 73.5% in the same period in 1998. The 5.9% decrease in selling, marketing and distribution expenses is primarily attributable to operating efficiencies achieved with respect to the Company's distribution center.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses remained constant at $1.2 million for the three months ended March 31, 1999 and 1998. As a percentage of net sales, these expenses decreased to 7.3% in the three months ended March 31, 1999 from 8.1% in the same period in 1998. The percentage decrease in general and administrative expenses reflects the operating leverage of spreading these expenses over a larger revenue base.

     INTEREST INCOME. Interest income decreased to $0.1 million in the three months ended March 31, 1999 from $0.3 million in the same period in 1998, principally due to lower cash balances in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1999, the Company's primary uses of cash were for merchandise inventories, income taxes and dividends paid to stockholders. The Company satisfied its cash requirements primarily from cash flow from operations and excess cash.

     Cash used in operating activities was $8.7 million and $9.0 million for the first three months ended March 31, 1999 and 1998, respectively.

     Cash used in investment activities for the three months ended March 31, 1999 and 1998 were $0.8 million and $1.5 million, respectively. Cash flows used in investment activities in the first quarter of 1999 related to the build-out of the second floor mezzanine at the Company's distribution facility and capital additions to the Company's existing stores. Cash flows used in investment activities in the first quarter of 1998 related primarily to build-out and equipment purchases related to the Company's distribution facility and 4 new store openings.

     Cash used in financing activities in the three months ended March 31, 1999 and 1998 were $1.2 million and $1.0 million, respectively. In the three months ended March 31, 1999, the Company paid an annual dividend of $0.10 per share to stockholders. In the same period of 1998, the Company repurchased 149,000 shares of its common stock for a total purchase price of $988,000.

     The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of March 31, 1999, the Company had no advances and $250,000 of letters of credit outstanding. The letters of credit expire through December 31, 1999.

SEASONALITY

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

     In March 1999, the Company completed the upgrading of its major software systems to a new release which has been certified as Year 2000 compliant. The Company has substantially completed the internal testing of its information technology systems and will continue to monitor such systems through the summer of 1999. The Company has also addressed internally its non-information technology related systems and expects no significant operational problems relating to the Year 2000 issues. The costs of the Company's Year 2000 compliance project are not expected to be material to the Company's financial position.

     The Company has requested all significant third-party vendors to certify Year 2000 compliance. While there can be no guaranty that such vendors will be Year 2000 compliant, the Company does not expect any material adverse impact on its business operations by the failure of any of its vendors to complete any required changes related to the Year 2000 date conversion.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Certain  sections  of this  Quarterly  Report on Form 10-Q,  including  the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events. These forward looking statements involve risk and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Primary factors that could cause actual results to differ include those listed in the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

ITEM 1:  LEGAL PROCEEDINGS
                  Not applicable

ITEM 2:  CHANGES IN SECURITIES
                  Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit No.            Document Description
                           -----------            --------------------

                           27.1                   Financial Data Schedule

                  (b)      Reports on Form 8-K
                           Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BIG DOG HOLDINGS, INC.



May 14, 1999                               /s/ ANDREW D. FESHBACH
                                           Andrew D. Feshbach
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



May 14, 1999                               /s/ ROBERTA J. MORRIS
                                           Roberta J. Morris
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)