Form 10-Q
period 1999-06-30
BIG DOG HOLDINGS INC
filed 1999-08-13
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

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

          X  Yes                                                    No

     The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 13, 1999 was 12,000,350 shares.

                             BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                            NO.

PART I.  FINANCIAL INFORMATION................................................3

ITEM 1:  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         June 30, 1999 and December 31, 1998..................................3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three months and six months ended June 30, 1999 and 1998.............4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Six months ended June 30, 1999 and 1998..............................5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................7

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........10

PART II. OTHER INFORMATION...................................................10

ITEM 1:  LEGAL PROCEEDINGS...................................................10

ITEM 2:  CHANGES IN SECURITIES...............................................10

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

ITEM 5:  OTHER INFORMATION...................................................11

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURES...................................................................11

PART 1            FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,       December 31,
                                                           1999             1998
                                                      -------------    -------------
                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................  $  2,622,000     $ 13,458,000
   Accounts receivable, net.........................       829,000          906,000
   Inventories......................................    25,879,000       23,345,000
   Prepaid expenses and other current assets........     1,392,000          811,000
   Deferred income taxes............................     1,788,000          872,000
                                                      ------------     ------------
     Total current assets...........................    32,510,000       39,392,000
PROPERTY AND EQUIPMENT, Net.........................    13,978,000       12,983,000
INTANGIBLE ASSETS, Net..............................        27,000           30,000
OTHER ASSETS........................................       547,000          589,000
                                                      ------------     ------------
TOTAL...............................................  $ 47,062,000     $ 52,994,000
                                                      ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.................................  $  4,071,000     $  3,494,000
   Income taxes payable.............................       144,000        2,621,000
   Accrued expenses and other current liabilities...     2,008,000        2,928,000
                                                       -----------     ------------
     Total current liabilities......................     6,223,000        9,043,000
DEFERRED RENT.......................................       810,000          764,000
                                                       -----------     ------------
   Total liabilities................................     7,033,000        9,807,000
                                                       -----------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000
     shares authorized, none issued and outstanding
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 13,183,550 issued at June 30, 1999
     and December 31, 1998..........................       132,000          132,000
   Additional paid-in capital.......................    42,296,000       42,296,000
   Retained earnings................................     5,118,000        7,764,000
   Treasury stock, 1,183,200 and 1,083,200 shares
     at June 30, 1999 and December 31, 1998,
     respectively...................................    (7,006,000)      (6,494,000)
   Notes receivable from common stockholders........      (511,000)        (511,000)
                                                      ------------     ------------
     Total stockholders' equity.....................    40,029,000       43,187,000
                                                      ------------     ------------
TOTAL...............................................  $ 47,062,000     $ 52,994,000
                                                      ============     ============


                             See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                               June 30,
                                                 -------------------------------      -------------------------------
                                                      1999              1998               1999              1998
                                                 --------------     ------------      -------------      ------------

NET SALES....................................     $ 24,093,000      $ 22,389,000      $ 40,836,000       $ 36,601,000
COST OF GOODS SOLD...........................        9,533,000         8,816,000        17,389,000         15,378,000
                                                  ------------      ------------      ------------       ------------
GROSS PROFIT.................................       14,560,000        13,573,000        23,447,000         21,223,000
                                                  ------------      ------------      ------------       ------------
OPERATING EXPENSES:
   Selling, marketing and distribution.......       12,107,000        11,766,000        23,430,000         22,216,000
   General and administrative................        1,249,000         1,332,000         2,464,000          2,482,000
                                                  ------------      ------------      ------------       ------------
     Total operating expenses................       13,356,000        13,098,000        25,894,000         24,698,000
                                                  ------------      ------------      ------------       ------------
INCOME (LOSS) FROM OPERATIONS................        1,204,000           475,000        (2,447,000)        (3,475,000)
INTEREST INCOME, Net.........................              ---           (56,000)          (94,000)          (307,000)
                                                  ------------      ------------      ------------       ------------
INCOME (LOSS) BEFORE PROVISION
   (BENEFIT) FROM INCOME TAXES...............        1,204,000           531,000        (2,353,000)        (3,168,000)
PROVISION (BENEFIT) FROM INCOME TAXES........          470,000           204,000          (917,000)        (1,216,000)
                                                  ------------      ------------      ------------       ------------
NET INCOME (LOSS)............................     $    734,000      $    327,000      $ (1,436,000)      $ (1,952,000)
                                                  ============      ============      ============       ============
NET INCOME (LOSS) PER SHARE
   BASIC AND DILUTED.........................          $  0.06           $  0.03         $   (0.12)          $  (0.15)
                                                  ============      ============      ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC.....................................       12,029,000        12,476,000        12,064,000         12,811,000
   DILUTED ..................................       12,160,000        12,532,000        12,064,000         12,811,000


                                            See accompanying notes.


                                         BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       --------------------------------
                                                                                           1999                 1998
                                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................       $(1,436,000)         $(1,952,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization..............................................         2,053,000            1,726,000
     Provision for losses on receivables........................................            27,000               15,000
     Loss on disposition of property and equipment..............................            15,000               81,000
     Deferred income taxes......................................................          (916,000)          (1,339,000)
     Changes in operating assets and liabilities:
       Receivables..............................................................            50,000             (174,000)
       Inventories..............................................................        (2,534,000)          (9,384,000)
       Prepaid expenses and other assets........................................          (581,000)          (1,448,000)
       Accounts payable.........................................................           577,000            2,119,000
       Income taxes payable.....................................................        (2,477,000)          (1,395,000)
       Accrued expenses and other current liabilities...........................          (920,000)            (447,000)
       Deferred rent............................................................            46,000              147,000
                                                                                       -----------          -----------
         Net cash used in operating activities..................................        (6,096,000)         (12,051,000)
                                                                                       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.........................................................        (3,049,000)          (4,182,000)
   Proceeds from sale of capitalized assets.....................................               ---               13,000
   Other .......................................................................            19,000             (158,000)
                                                                                       -----------          -----------
         Net cash used in investing activities..................................        (3,030,000)          (4,327,000)
                                                                                       -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock...................................................          (512,000)          (6,113,000)
   Proceeds from exercise of warrants...........................................               ---               72,000
   Principal repayments of notes receivable.....................................            12,000               12,000
   Dividend payment.............................................................        (1,210,000)                 ---
                                                                                       -----------          -----------
         Net cash used in financing activities..................................        (1,710,000)          (6,029,000)
                                                                                       -----------          -----------
NET DECREASE IN CASH............................................................       (10,836,000)         (22,407,000)
CASH, BEGINNING OF PERIOD.......................................................        13,458,000           23,508,000
                                                                                       -----------          -----------
CASH, END OF PERIOD.............................................................       $ 2,622,000          $ 1,101,000
                                                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest...................................................................    $       15,000         $        ---
     Income taxes...............................................................    $    2,474,000         $  1,514,000

                                           See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the 'Company') included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. Short-term Borrowings

     The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of June 30, 1999, the Company had no advances and $1.9 million of letters of credit outstanding. The letters of credit expire through December 31, 1999.

NOTE 3. Stockholders' Equity

     In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between April 1, 1999 and August 11, 1999, the Company repurchased 100,000 shares of common stock.

NOTE 4. Dividend Paid

     On March 6, 1999, the Company paid an annual dividend to stockholders of record at the close of business on February 22, 1999, in the amount of $0.10 per share, totaling $1,210,000.

NOTE 5. Recently Issued Accounting Standards

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

     NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $24.1 million for the three months ended June 30, 1999 from $22.4 million for the same period in 1998, an increase of $1.7 million or 7.6%. Of the increase, $1.4 million was attributable to stores not yet qualifying as comparable stores and $0.3 million to a 1.7% comparable stores sales increase.

     GROSS PROFIT. Gross profit increased to $14.6 million for the three months ended June 30, 1999 from $13.6 million for the same period in 1998, an increase of $1.0 million or 7.4%. As a percentage of net sales, gross profit decreased to 60.4% in the three months ended June 30, 1999 from 60.6% in the same period in 1998. This 0.2% decrease was due in part to a change in the retail sales product mix.

     SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $12.1 million in the three months ended June 30, 1999 from $11.8 million in the same period for 1998, an increase of $0.3 million, or 2.5%. As a percentage of net sales, these expenses decreased to 50.3% in the three months ended June 30, 1999 from 52.6% in the same period in 1998. The 2.3% decrease in selling, marketing and distribution expenses is primarily attributable to operating efficiencies achieved with respect to the Company's distribution center.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $1.2 million for the three months ended June 30, 1999 from $1.3 million for the same period in 1998, a decrease of $0.1 million or 7.7%. As a percentage of net sales, these expenses decreased to 5.2% in the three months ended June 30, 1999 from 5.9% in the same period in 1998. The percentage decrease in general and administrative expenses reflects certain expense reductions and the operating leverage of spreading these expenses over a larger revenue base.

     INTEREST INCOME. The Company had no interest income in the three months ended June 30, 1999. This is a decrease from $0.1 million of interest income in the same period in 1998, principally due to lower cash balances in 1999.


Six Months Ended June 30, 1999 and 1998

     NET SALES. Net sales increased to $40.8 million for the six months ended June 30, 1999 from $36.6 million for the same period in 1998, a net increase of $4.2 million or 11.5%. Of the increase, $3.1 million was attributable to stores not yet qualifying as comparable stores, $0.6 million to a 2.0% comparable stores sales increase, and $0.8 million to an increase in the Company's wholesale business, net of a $0.3 million decrease in the Company's mail order business.

     GROSS PROFIT. Gross profit increased to $23.4 million for the six months ended June 30, 1999 from $21.2 million for the same period in 1998, an increase of $2.2 million or 10.4%. As a percentage of net sales, gross profit decreased to 57.4% in the six months ended June 30, 1999 from 58.0% in the same period in 1998. This 0.6% decrease was due in part to a change in the retail sales product mix.

     SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $23.4 million in the six months ended June 30, 1999 from $22.2 million in the same period for 1998, an increase of $1.2 million, or 5.4%. As a percentage of net sales, these expenses decreased to 57.4% in the six months ended June 30, 1999 from 60.7% in the same period in 1998. The 3.3% decrease in selling, marketing and distribution expenses was primarily attributable to operating efficiencies achieved with respect to the Company's distribution center.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained constant at $2.5 million for the six months ended June 30, 1999 and 1998. As a percentage of net sales, these expenses decreased to 6.0% in the six months ended June 30, 1999 from 6.8% in the same period in 1998. The percentage decrease in general and administrative expenses reflects the operating leverage of spreading these expenses over a larger revenue base.

     INTEREST INCOME. Interest income decreased to $0.1 million in the six months ended June 30, 1999 from $0.3 million in the same period in 1998, principally due to lower cash balances in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1999, the Company's primary uses of cash were for merchandise inventories, income taxes, capital expenditures and dividends paid to stockholders. The Company satisfied its cash requirements primarily from cash flow from operations and excess cash.

     Cash used in operating activities was $6.1 million and $12.1 million for the six months ended June 30, 1999 and 1998, respectively. The $6.0 million decrease was primarily due to a reduction in inventory purchases during the period.

     Cash used in investment activities for the six months ended June 30, 1999 and 1998 were $3.0 million and $4.3 million, respectively. Cash flows used in investment activities in the first six months of 1999 related to the build-out of the second floor mezzanine at the Company's distribution facility, 6 new store openings and capital additions to the Company's existing stores. Cash flows used in investment activities in the first six months of 1998 related primarily to build-out and equipment purchases related to the Company's distribution facility and 15 new store openings.

     Cash used in financing activities in the six months ended June 30, 1999 and 1998 were $1.7 million and $6.0 million, respectively. In the six months ended June 30, 1999, the Company paid a discretionary dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million, and repurchased 100,000 shares of its common stock for a total purchase price of $0.5 million. In the same period of 1998, the Company repurchased 971,700 shares of its common stock for a total purchase price of $6.1 million.

     The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of June 30, 1999, the Company had no advances and $1.9 million of letters of credit outstanding. The letters of credit expire through December 31, 1999.

SEASONALITY

     The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual sales and profits. The Company has historically incurred operating losses in its first quarter and close to break-even results in the second quarter. As the Company continues to open new stores, this seasonal pattern in the foreseeable future will become even greater and will reflect a larger percentage of its sales and profits in the third and fourth quarters.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruptions of operations.

     In March 1999, the Company completed the upgrading of its major software systems to a new release which has been certified as Year 2000 compliant. The Company has substantially completed the internal testing of its information technology systems and will continue to monitor such systems through the fall of 1999. The Company has also addressed internally its non-information technology related systems and expects no significant operational problems relating to the Year 2000 issues. The costs of the Company's Year 2000 compliance project are not expected to be material to the Company's financial position.

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

ITEM 1:  LEGAL PROCEEDINGS
         Not applicable

ITEM 2:  CHANGES IN SECURITIES
         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's Annual Meeting of Stockholders was held on May 20, 1999.

     Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement. Such nominees were elected.

     The matters voted upon at the Annual Meeting and the results thereof were as follows:

     1. To elect Class II Directors, each to hold office for a three-year term and until each of their successors are elected and qualified.

                                           FOR             WITHHELD
                  Robert H. Schnell     10,060,503             0
                  David J. Walsh        10,060,503             0

     2. To ratify the election of Deloitte & Touche LLP as independent certified public accountants for the year ending December 31, 1999.

                            FOR          AGAINST           ABSTAINED
                         10,060,503        100                475


ITEM 5:  OTHER INFORMATION
         Not available

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No               Document Description

                      27.1                 Financial Data Schedule

         (b)      Reports on Form 8-K
                  Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BIG DOG HOLDINGS, INC.



August 13, 1999                     /s/ ANDREW D. FESHBACH
                                    Andrew D. Feshbach
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



August 13, 1999                     /s/ ROBERTA J. MORRIS
                                    Roberta J. Morris
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)