Form 10-Q
period 1999-09-30
BIG DOG HOLDINGS INC
filed 1999-11-15
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

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

                  X Yes                          No

     The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 8, 1999 was 12,000,350 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                             NO.

PART I.  FINANCIAL INFORMATION................................................3

ITEM 1:  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         September 30, 1999 and December 31, 1998.............................3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three months and nine months ended September 30, 1999 and 1998.......4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine months ended September 30, 1999 and 1998........................5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................7

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........9

PART II. OTHER INFORMATION...................................................10

ITEM 1:  LEGAL PROCEEDINGS...................................................10

ITEM 2:  CHANGES IN SECURITIES...............................................10

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

ITEM 5:  OTHER INFORMATION...................................................10

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K....................................10

SIGNATURES...................................................................10

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,  December 31,
                                                                     1999           1998
                                                                 ------------   -----------
                                                                  (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents ................................   $  7,693,000    $ 13,458,000
   Accounts receivable, net .................................        681,000         906,000
   Inventories ..............................................     28,860,000      23,345,000
   Prepaid expenses and other current assets ................      1,862,000         811,000
   Deferred income taxes ....................................      1,144,000         872,000
                                                                ------------    ------------
     Total current assets ...................................     40,240,000      39,392,000
PROPERTY AND EQUIPMENT, Net .................................     12,154,000      12,983,000
INTANGIBLE ASSETS, Net ......................................         37,000          30,000
OTHER ASSETS ................................................        672,000         589,000
                                                                ------------    ------------
TOTAL .......................................................   $ 53,103,000    $ 52,994,000
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .........................................   $  5,271,000    $  3,494,000
   Income taxes payable .....................................      1,140,000       2,621,000
   Accrued expenses and other current liabilities ...........      2,319,000       2,928,000
                                                                ------------    ------------
     Total current liabilities ..............................      8,730,000       9,043,000
DEFERRED RENT ...............................................        812,000         764,000
DEFERRED GAIN ON SALE-LEASEBACK .............................        525,000            --
                                                                ------------    ------------
   Total liabilities ........................................     10,067,000       9,807,000
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares
     authorized, none issued and outstanding
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 13,183,550 issued at September 30, 1999 and
     December 31, 1998 ......................................        132,000         132,000
   Additional paid-in capital ...............................     42,416,000      42,296,000
   Retained earnings ........................................      8,005,000       7,764,000
   Treasury stock, 1,183,200 and 1,083,200 shares at
     September 30, 1999 and December 31, 1998, respectively       (7,006,000)     (6,494,000)
   Notes receivable from common stockholders ................       (511,000)       (511,000)
                                                                ------------    ------------
     Total stockholders' equity .............................     43,036,000      43,187,000
                                                                ------------    ------------
TOTAL .......................................................   $ 53,103,000    $ 52,994,000
                                                                ============    ============


                                            See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                            ----------------------------    ---------------------------
                                                 1999            1998            1999           1998
                                            ------------    ------------    ------------   ------------

NET SALES ...............................   $ 29,596,000    $ 28,354,000    $ 70,432,000   $ 64,955,000
COST OF GOODS SOLD ......................     11,442,000      11,266,000      28,831,000     26,644,000
                                            ------------    ------------    ------------   ------------
GROSS PROFIT ............................     18,154,000      17,088,000      41,601,000     38,311,000
                                            ------------    ------------    ------------   ------------
OPERATING EXPENSES:
      Selling, marketing and distribution     12,240,000      11,895,000      35,670,000     34,111,000
      General and administrative ........      1,242,000       1,330,000       3,706,000      3,812,000
                                            ------------    ------------     -----------   ------------
           Total operating expenses .....     13,482,000      13,225,000      39,376,000     37,923,000
                                            ------------    ------------     -----------   ------------
INCOME FROM OPERATIONS ..................      4,672,000       3,863,000       2,225,000        388,000
INTEREST INCOME, NET ....................        (76,000)        (33,000)       (170,000)      (340,000)
                                            ------------    ------------     -----------   ------------
INCOME BEFORE PROVISION FOR
      INCOME TAXES ......................      4,748,000       3,896,000       2,395,000        728,000
PROVISION FOR INCOME TAXES ..............      1,861,000       1,496,000         944,000        280,000
                                            ------------    ------------    ------------   ------------
NET INCOME ..............................   $  2,887,000    $  2,400,000    $  1,451,000   $    448,000
                                            ============    ============    ============   ============
NET INCOME PER SHARE
      BASIC AND DILUTED .................   $       0.24    $       0.20    $       0.12   $       0.04
                                            ============    ============    ============   ============
WEIGHTED AVERAGE SHARES
        OUTSTANDING:
        BASIC ...........................     12,002,000      12,183,000      12,043,000     12,599,000
        DILUTED .........................     12,150,000      12,204,000      12,180,000     12,643,000

                                            See accompanying notes.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                               -------------------------------
                                                                    1999             1998
                                                               ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................      $  1,451,000      $    448,000
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization ......................         3,098,000         2,745,000
     Provision for losses on receivables ................            35,000            23,000
     (Gain) Loss on disposition of property and equipment          (504,000)           81,000
     Deferred income taxes ..............................          (272,000)         (240,000)
     Changes in operating assets and liabilities:
       Receivables ......................................           189,000          (320,000)
       Inventories ......................................        (5,515,000)      (14,238,000)
       Prepaid expenses and other assets ................        (1,051,000)       (1,547,000)
       Accounts payable .................................         1,777,000         2,992,000
       Income taxes payable .............................        (1,481,000)       (1,034,000)
       Accrued expenses and other current liabilities ...          (609,000)          (35,000)
       Deferred rent ....................................            48,000           149,000
       Deferred gain on sale-leaseback ..................           525,000               ---
                                                               ------------       -----------
         Net cash used in operating activities ..........        (2,309,000)      (10,976,000)
                                                               ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .................................        (3,878,000)       (4,936,000)
   Investments ..........................................          (126,000)              ---
   Proceeds from sale of capitalized assets .............         2,134,000            13,000
   Other ................................................             4,000          (288,000)
                                                               ------------       -----------
         Net cash used in investing activities ..........        (1,866,000)       (5,211,000)
                                                               ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock ...........................          (512,000)       (6,494,000)
   Proceeds from issuance of warrants ...................           120,000               ---
   Proceeds from exercise of warrants ...................               ---            72,000
   Principal repayments of notes receivable .............            12,000            37,000
   Dividend payment .....................................        (1,210,000)              ---
                                                               ------------       -----------
         Net cash used in financing activities ..........        (1,590,000)       (6,385,000)
                                                               ------------       -----------
NET DECREASE IN CASH ....................................        (5,765,000)      (22,572,000)
CASH, BEGINNING OF PERIOD ...............................        13,458,000        23,508,000
                                                               ------------       -----------
CASH, END OF PERIOD .....................................      $  7,693,000       $   936,000
                                                               ============       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest ...........................................      $     15,000       $     7,000
     Income taxes .......................................      $  2,696,000       $ 1,553,000

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

     In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included.
Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. Short-term Borrowings

     The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of September 30, 1999, the Company had no advances and $0.4 million of letters of credit outstanding. The letters of credit expire through December 31, 1999.

NOTE 3. Stockholders' Equity

     In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between July 1, 1999 and November 12, 1999, the Company repurchased no shares of common stock.

NOTE 4. Dividend Paid

     On March 6, 1999, the Company paid an annual dividend to stockholders of record at the close of business on February 22, 1999, in the amount of $0.10 per share, totaling $1,210,000.

NOTE 5. Sale of Building

     In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1.6 million. In August 1999, the Company sold this building for $2.1 million and simultaneously entered into a 10-year lease. The $0.5 million gain related to the sale of this building is being deferred over the life of the lease as required by generally accepted accounting principles.

NOTE 6. PETsMART.com Agreement

     In August 1999, the Company entered into a strategic relationship agreement and related agreements with PETsMART.com, Inc. Under these agreements, the Company and PETsMART.com will participate in cooperative marketing efforts, including advertising, direct mailings and sponsorship on each other's websites. Included as part of the strategic relationship, the Company bought a warrant to purchase common stock of PETsMART.com at varying exercise prices. The warrant is subject to partial revocation in the event certain performance criteria are not met. Additionally, the Company sold PETsMART.com a five-year warrant to purchase 121,000 shares of common stock of the Company at an exercise price of $10 per share for $121,000.

NOTE 7. Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

     NET SALES. Net sales consist of sales from the Company's stores, catalog, and wholesale accounts, all net of returns and allowances. Net sales increased to $29.6 million for the three months ended September 30, 1999 from $28.4 million for the same period in 1998, an increase of $1.2 million or 4.2%. Of the increase, $2.0 million was primarily attributable to the 26 stores not yet qualifying as comparable stores as of September 30, 1999 and $0.1 million to an increase in the Company's catalog and wholesale business, net of a $0.9 million decrease attributable to a 3.7% decline in same-store sales.

     GROSS PROFIT. Gross profit increased to $18.2 million for the three months ended September 30, 1999 from $17.1 million for the same period in 1998, an increase of $1.1 million or 6.4%. As a percentage of net sales, gross profit increased to 61.3% in the three months ended September 30, 1999 from 60.3% in the same period in 1998. This 1.0% increase was due in part to improved sourcing and purchasing of products and a change in the retail sales product mix and promotion strategy.

     SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $12.2 million in the three months ended September 30, 1999 from $11.9 million in the same period for 1998, an increase of $0.3 million, or 2.5%. As a percentage of net sales, these expenses decreased to 41.4% in the three months ended September 30, 1999 from 42.0% in the same period in 1998. The 0.6% decrease in selling, marketing and distribution expenses is primarily attributable to operating efficiencies achieved with respect to the Company's distribution center.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $1.2 million for the three months ended September 30, 1999 from $1.3 million for the same period in 1998, a decrease of $0.1 million or 7.7%. As a percentage of net sales, these expenses decreased to 4.2% in the three months ended September 30, 1999 from 4.7% in the same period in 1998. The percentage decrease in general and administrative expenses reflects certain expense reductions and the operating leverage of spreading these expenses over a larger revenue base.

     INTEREST INCOME. Interest income increased to $76,000 in the three months ended September 30, 1999 from $33,000 of interest income in the same period in 1998, principally due to higher cash balances during the current period.

Nine Months Ended September 30, 1999 and 1998

     NET SALES. Net sales increased to $70.4 million for the nine months ended September 30, 1999 from $65.0 million for the same period in 1998, a net increase of $5.4 million or 8.3%. Of the increase, $5.1 million was primarily attributable to the 26 stores not yet qualifying as comparable stores as of September 30, 1999 and $0.6 million to an increase in the Company's wholesale business, net of a $0.3 million decrease attributable to a 0.6% decline in same-store sales.

     GROSS PROFIT. Gross profit increased to $41.6 million for the nine months ended September 30, 1999 from $38.3 million for the same period in 1998, an increase of $3.3 million or 8.6%. As a percentage of net sales, gross profit increased to 59.1% in the nine months ended September 30, 1999 from 59.0% in the same period in 1998.

     SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $35.7 million in the nine months ended September 30, 1999 from $34.1 million in the same period for 1998, an increase of $1.6 million or 4.7%. As a percentage of net sales, these expenses decreased to 50.6% in the nine months ended September 30, 1999 from 52.5% in the same period in 1998. The 1.9% decrease in selling, marketing and distribution expenses was primarily attributable to operating efficiencies achieved with respect to the Company's distribution center.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $3.7 million for the nine months ended September 30, 1999 and from $3.8 million in the same period for 1998, a decrease of $0.1 million or 2.6%. As a percentage of net sales, these expenses decreased to 5.3% in the nine months ended September 30, 1999 from 5.9% in the same period in 1998. The percentage decrease in general and administrative expenses reflects the operating leverage of spreading these expenses over a larger revenue base.

     INTEREST INCOME. Interest income decreased to $0.2 million in the nine months ended September 30, 1999 from $0.3 million in the same period in 1998, principally due to lower cash balances in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1999, the Company's primary uses of cash were for merchandise inventories, income taxes, capital expenditures and dividends paid to stockholders. The Company satisfied its cash requirements primarily from cash flow from operations, proceeds from the sale of a building and excess cash.

     Cash used in operating activities was $2.3 million and $11.0 million for the nine months ended September 30, 1999 and 1998, respectively. The $8.7 million decrease was primarily due to a reduction in inventory purchases during the period.

     Cash used in investment activities for the nine months ended September 30, 1999 and 1998 was $1.9 million and $5.2 million, respectively. Cash flows used in investment activities in the first nine months of 1999 related to the build-out of the second floor mezzanine at the Company's distribution facility, 11 new store openings and capital additions to the Company's existing stores, net of cash proceeds from the sale of a building. Cash used in investment activities in the first nine months of 1998 related primarily to build-out and equipment purchases related to the Company's distribution facility and 22 new store openings.

     Cash used in financing activities in the nine months ended September 30, 1999 and 1998 was $1.6 million and $6.4 million, respectively. In the nine months ended September 30, 1999, the Company paid a discretionary dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million, and repurchased 100,000 shares of its common stock for a total purchase price of $0.5 million. In the same period of 1998, the Company repurchased 1,083,200 shares of its common stock for a total purchase price of $6.5 million.

     The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of September 30, 1999, the Company had no advances and $0.4 million of letters of credit outstanding. The letters of credit expire through December 31, 1999.

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

     In March 1999, the Company completed the upgrading of its major software systems to a new release which has been certified as Year 2000 compliant. The Company has completed the internal testing of its information technology systems and will continue to monitor such systems through the end of 1999. The Company has also addressed internally its non-information technology related systems and expects no significant operational problems relating to the Year 2000 issues. The costs of the Company's Year 2000 compliance project are not expected to be material to the Company's financial position.

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

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
          Not applicable

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

ITEM 5:   OTHER INFORMATION
          Not available

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   Exhibit N                  Document Description
                     27.1                     Financial Data Schedule

          (b)       Reports on Form 8-K
                    Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIG DOG HOLDINGS, INC.

November 12, 1999                       /s/ ANDREW D. FESHBACH
                                        Andrew D. Feshbach
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


November 12, 1999                       /s/ ROBERTA J. MORRIS
                                        Roberta J. Morris
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)