Form 10-K
period 1999-12-31
BIG DOG HOLDINGS INC
filed 2000-03-29
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-22963

                             BIG DOG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ------------------------

           DELAWARE                                            52-1868665
           --------                                            ----------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER INCORPORATION
       OR ORGANIZATION)                                    IDENTIFICATION NO.)

121 GRAY AVENUE, SANTA BARBARA, CALIFORNIA                       93101
------------------------------------------                       -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

                                 (805) 963-8727
                                 --------------
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 1, 2000 was approximately $23.4 million. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders, are deemed to be held by non-affiliates.

         On March 1, 2000, the registrant had 12,000,350 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Big Dog Holdings, Inc. and its subsidiaries ("Big Dogs" or the "Company") develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. BIG DOGS(R) is an All-American, family-oriented brand that the Company believes has established a unique niche in its dedication to providing quality, value and fun. Big Dogs products were first sold in 1983, and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS(R) brand and related assets. Following the acquisition, Big Dogs initiated a strategy of leveraging the brand through dramatic expansion of its product line and rapid growth in its retail stores. The number of the Company's stores has grown from 5 in 1993 to 191 as of December 31, 1999.

         The Company's collection is centered around its signature BIG DOGS(R) name, logo and "Big Dog" characters and is designed to appeal to a broad range of customers. The BIG DOGS(R) brand conveys a sense of fun, humor and a "Big Dog attitude," whereby each customer can feel that he or she is a "Big Dog." The Big Dog attitude and sense of fun are brought to life through the Company's graphic capabilities that portray the Big Dog characters in a number of engaging, positive and inspiring situations and activities. The Big Dog attitude is further defined by a number of slogans such as "If You Can't Run with the Big Dogs Stay on the Porch"(R), "Large and In Charge" and "Attitude is Everything." These graphics and slogans combine a bold, spirited attitude with wry, lighthearted humor. The appeal of the brand is further strengthened through a customer's personal identification with particular sports and other activities depicted in these graphics. In addition to its focus on fun, Big Dogs develops customer loyalty and enhances its brand image by providing a consistently high level of quality at moderate price points. Big Dogs accomplishes this primarily through (i) selling its own brand directly to the consumer, (ii) low-cost product development, and (iii) sourcing high-volume/low-cost basic apparel with limited fashion risk.

         The BIG DOGS(R) brand is designed to appeal to men, women and children of all ages, particularly baby boomers and their kids, when they are engaged in leisure or recreational activities. Furthermore, the Company believes that the millions of dog and other pet owners in the United States, as well as children, have a strong natural affinity toward the dog-related images and themes in Big Dogs graphics. In addition, the Company believes that the positive image the brand brings to being a "Big Dog" has a special appeal to large-size customers. The Company's apparel products, which include a wide variety of basic apparel and related products, are developed with an emphasis on being functional rather than fashion-forward or trendy. These apparel products include graphic T-shirts, shorts, knit and woven shirts, fleece items, loungewear and boxer shorts. In addition to its BIG DOGS(R) line of activewear and casual sportswear for men and women, the Company has expanded its LITTLE BIG DOGS(R) line of infants' and children's apparel and its BIG BIG DOGS(R) line of big-size apparel. The Company has also expanded its non-apparel products, including plush animals, stationery and pet products, which feature Big Dog graphics and are developed to complement its apparel.

         The Company reinforces its brand image by distributing BIG DOGS(R) products primarily through its own retail stores. This distribution strategy enables the Company to present a complete selection of its merchandise in a creative and fun environment. In addition, this strategy enables it to more effectively reach its targeted customers by locating stores in tourist-oriented and other casual environments where it believes consumers are more likely to be in the "Big Dog state of mind." The Company operates its retail stores in both outlet and full-price formats, depending on the location. In addition to its retail stores, Big Dogs markets its products through other channels, including its catalog, better wholesale accounts and website.

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

         MAINTAIN CONTROLLED DISTRIBUTION. Big Dogs sells its products primarily through its own stores and, to a lesser extent, through its catalog and website. By selling direct to its customers, Big Dogs is able to present its complete line of merchandise in a creative and fun environment. This also allows it to target its customers more precisely by locating its stores in tourist-oriented and other high-traffic areas, where the Company believes consumers are more likely to be in the "Big Dog state of mind." Selling direct to the consumer also allows the Company (i) to enhance its margins while still providing customer value, (ii) to be more responsive to customer feedback, especially with regard to new product development, (iii) to reduce its need to build brand awareness through large-scale media advertising, and (iv) to collect customer names for its catalog through in-store sign-ups.

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

         EMPHASIZE GRASSROOTS MARKETING. The Company believes its most effective marketing is its products themselves and their presentation in the Company's retail stores, catalog and website. As a result, the Company has spent relatively little on advertising. Also important to Big Dogs' marketing strategy is its targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams), community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara), and corporate cross-promotions with leading consumer product companies (such as Nabisco and PETsMART.com).

         The Company's continued growth will depend to a significant degree on its ability to open and operate new stores, to increase net sales and profitability from the Company's existing stores, and to expand its other sources of revenue. Big Dogs' primary growth strategy is the continued expansion of its retail stores. The Company opened 14 net new stores in 1999. The Company opens stores in locations and venues that management believes best target its customers and can be obtained on terms that meet its unit profitability requirements. Depending on the location, the Company will open new stores in either an outlet or full-price format. Accordingly, the Company anticipates that the stores it opens in the near future will be located in a variety of venues, including outlet malls, stand-alone stores in tourist areas, tourist-oriented malls, regional malls and metropolitan locations. These new markets and venues have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets and venues.

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

         The Company's apparel products are manufactured from premium cotton, or, in some instances, cotton/ synthetic blends. Big Dogs' apparel is characterized by quality fabrics, construction and embellishments, and is distinguished from other apparel lines by the BIG DOGS(R) name, dog logo, graphics and slogans. In addition to its distinctive graphics, the Company believes it has achieved recognition for the quality and performance of its products. For example, the Company's solid nylon volley shorts and madras plaid shorts were selected by the Atlanta Committee for the Olympic Games to be officially licensed shorts for the 1996 Atlanta Olympics.

         The majority of the Company's products range from between $4 and $45. The following table sets forth the approximate contribution that each of the Company's product categories made to total net sales in the Company's retail stores for the year ended December 31, 1999:

                                                                   % OF TOTAL
                                                                  RETAIL STORE*
                                                                    NET SALES
                                                                  ------------
Adult Apparel and Accessories ....................................     55.3%
Infants' and Children's Apparel and Accessories ..................     21.0
Big-size Apparel .................................................     17.8
Non-Apparel Products .............................................      5.9
                                                                       -----

         Total ...................................................     100.0%
                                                                       =====

*Does not include mail order, wholesale and internet sales.

         ADULT APPAREL AND ACCESSORIES. Big Dogs sells a complete line of adult unisex activewear and casual sportswear. The Company offers screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that generally prominently display the Big Dogs graphics and slogans. In addition, the Company offers shorts, knit and woven casual shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, all of which feature print designs or simply the BIG DOGS(R) name and/or dog logo. The Company's adult apparel line primarily focuses on basic items that recur with relatively minor variation from season-to-season and year-to-year. While certain of Company's classic, popular items and graphics have been in the Big Dogs line with very little change for over 10 years, the Company introduces new apparel and other products throughout the year to ensure that the merchandise assortments are consistent with the top sellers within its competitive market.

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

         INFANTS' AND CHILDREN'S APPAREL AND ACCESSORIES. The LITTLE BIG DOGS(R) line includes infants, toddlers, kids and youth sizes. Products in this line include graphic T-shirts, shirts, fleece items, infant and toddler one-pieces, boxer shorts, dresses and shorts, virtually all of which feature distinctive graphics. The graphics and fabrics of this line are designed to mirror many of the more popular graphics and fabrics in the BIG DOGS(R) adult line in order to encourage family purchases and leverage overall product development costs. The Company sells its LITTLE BIG DOGS(R) line primarily through its retail stores, catalog and website, and wholesales it to certain specialty and better department stores.

         BIG-SIZE APPAREL. The Company believes that the BIG DOGS(R) image and the positive emphasis the brand gives to being a "Big Dog" have a unique appeal to consumers who wear big sizes. In the spring of 1996, the Company significantly expanded its BIG BIG DOGS(R) category targeting big-size customers. The Company's BIG BIG DOGS(R) category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that generally prominently display the Big Dogs graphic themes and slogans. In addition, the Company offers shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS(R) name and/or dog logo. The Company sells its BIG BIG DOGS(R) line primarily through its retail stores, catalog and website, and also through selected wholesale accounts.

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

MARKETING

         The Company strives to maintain a consistent brand image through the coordination of its merchandising, marketing and sales efforts. The goal of the Company's marketing efforts is to present a distinctive image of quality, value and fun that consumers will associate with the Company's products and thereby enhance the BIG DOGS(R) brand image. The BIG DOGS(R) brand image has been developed with relatively little advertising, as the Company believes its most effective marketing is its products themselves and their presentation in the Company's retail stores, catalog and website. The Company's catalog and website serve not only as a means of product distribution, but also as key marketing pieces for the Company's retail stores.

         Also important to the Company's marketing strategy is its targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams), community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara), and corporate cross-promotions with leading consumer product companies (such as Nabisco and PETsMART.com). The Company trains and incentivizes its store managers to actively involve their stores in local, grassroots activities. In addition, the Company utilizes billboard advertising designed to direct customers to local Big Dogs retail stores.

         In August 1999, the Company entered into a strategic relationship with PETsMART.com, Inc., a premier internet site for pet supplies and pet care needs. Under their agreement, the Company and PETsMART.com each provide joint marketing efforts, including direct mail marketing and sponsorship on each other's websites. The Company also licensed its trademarks to PETsMART.com and its affiliate, PETsMART, Inc., for pet products. As part of this relationship, the Company invested $2.5 million in PETsMART.com. in a venture capital financing on the same terms provided to the other venture capital firm investors. The Company also received a warrant for the purchase of PETsMART.com stock exercisable at increasing prices starting above the price at which the Company invested in the venture capital financing. The Company sold a warrant to PETsMART.com for the purchase of 121,000 shares of common stock of the Company at an exercise price of $10 per share. PETsMART.com, Inc. has filed a registration statement for an initial public offering of its common stock; however, there is currently no public market for its stock and there can be no assurance that one will develop.

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

         In 1999, the Company's retail stores contributed approximately 92% of total net sales. As of December 31, 1999, the Company operated 191 stores in 43 states and three stores in England and Canada. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in the "Big Dog state of mind." In making site selections, the Company also considers a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of stores located in each state or country as of the end of 1999:

 State            No. of Stores         State              No. of Stores
 -----            -------------         -----              -------------
Alabama                      2         Missouri                       4
Alaska                       1         Nebraska                       1
Arizona                      7         Nevada                         3
California                  36         New Hampshire                  2
Colorado                     3         New Jersey                     2
Connecticut                  2         New Mexico                     1
Delaware                     3         New York                       7
Florida                     11         North Carolina                 6
Georgia                      5         Ohio                           4
Hawaii                       2         Oklahoma                       1
Idaho                        2         Oregon                         6
Illinois                     4         Pennsylvania                   8
Indiana                      4         South Carolina                 5
Iowa                         1         Tennessee                      6
Kansas                       2         Texas                          7
Louisiana                    1         Utah                           2
Maine                        2         Vermont                        1
Maryland                     4         Virginia                       4
Massachusetts                4         Washington                     5
Michigan                     5         Wisconsin                      4
Minnesota                    4         Wyoming                        1
Mississippi                  3


Country           No. of Stores        Country             No. of Stores
-------           -------------        -------             -------------
United Kingdom               1         Canada                         2

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

         The Company's outlet mall stores average approximately 2,800 square feet. The Company's outlet stores offer a complete and current line of the Company's products priced approximately 25% less than the same items are sold for in the Company's catalog and website, the Company's full-price stores and by other retailers. In addition, the Company has tested a smaller format store which it intends to open in certain circumstances. This smaller format will carry substantially all of the Company's product categories, but will be more densely merchandised to accommodate the smaller square footage. The Company opened 14 net new stores during 1999. The Company's cost to open a store in 1999, including leasehold improvements and furniture and fixtures, was approximately $50,000 (net of tenant improvement allowances), a reduction of approximately $17,000 per store compared to the prior year. The average per store initial inventory (partially financed by trade payables) for the new 1999 stores was approximately $64,000 and pre-opening expenses averaged approximately $13,000 per store. The average total cost to build new stores will vary in the future, depending on various factors, including local construction costs, changes in store format and design and tenant improvement allowances.

         Big Dogs store operations are managed by an Executive Vice President--Retail, four regional managers and approximately 23 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. The Company seeks to further enhance its customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, the Company has implemented employee training and incentive programs and encourages its sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. The Company believes its commitment to customer service enhances its ability to generate repeat business and to attract new customers. The Company also believes that the fun nature of its products and the growth of the Company create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

NON-RETAIL DISTRIBUTION

         Non-retail channels of distribution, including catalog, wholesale and corporate sales, and, to a lesser extent, premium programs, international and internet sales, contributed approximately 8% of the Company's total net sales in 1999.

         CATALOG. Introduced in late 1992, the Company's catalog is a key marketing piece for its products and stores, and enables it to reach customers who are not located near a Big Dogs store. The Company's proprietary mailing list has been developed largely through sign-ups by customers in its retail stores rather than through active prospecting. Big Dogs' proprietary mailing list has over 700,000 active customer names. The Company's catalog and internet sales in 1999 were approximately $4.2 million, or approximately 4% of total net sales.

         WHOLESALE. During 1999, the Company sold to over 600 wholesale accounts throughout the United States. The Company's wholesale sales in 1999 were approximately $4.1 million, or approximately 4% of total net sales.

     INTERNET. In June 1999, Big Dogs launched a limited offering of its products online at its www.BIGDOGS.com website. Based on the initial success of this e-commerce site, the Company substantially upgraded the website and made its entire product line available online in October 1999. As a result, internet sales increased rapidly in the fourth quarter and totaled $0.6 million for the year. The Company believes it has significant opportunities for internet sales because of the Company's focus on graphics and apparel that is not only character-driven but basic in design and therefore easy to describe. The Company also believes the internet will enhance its product distribution by increasing access to customers who do not generally visit outlet centers where the Company's stores are primarily located. The Company is positive about its future prospects on the internet, especially since Big Dogs owns its own brand and controls its pricing and distribution.

         INTERNATIONAL. During 1999, the Company's sales outside of the United States were limited to three retail stores in Canada and England and incidental other sales. The Company plans to expand the sale of its products internationally through efficient, profitable and brand-enhancing means, which may vary by country and may include retail stores, exporting to resellers, licensing, catalog and internet sales.

         ENTERTAINMENT AND OTHER BRAND LEVERAGING. Big Dogs intends to carefully evaluate and pursue opportunities to leverage the power of the BIG DOGS(R) brand through various activities that are consistent with the brand image, which may include selective product licensing, co-branding and entertainment and media activities. In July 1999, the Company entered into an agreement with Hartbreak Films, Inc., the successful producer of the ABC television show "Sabrina, the Teenage Witch," for the joint development of a television series (or feature film or home video) based upon the Company's "Big Dog" character. The Company and Hartbreak are currently seeking the backing of a major studio for such project.

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

         Big Dogs' domestic sourcing is primarily limited to graphic T-shirts. The bulk of its graphic T-shirt business is managed in-house. This includes management of screen printing and blanks, but not screen printing operations.

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

         QUALITY CONTROL. The Company's quality control program is designed to ensure that all goods bearing BIG DOGS(R) trademarks meet the Company's standards. With respect to its products, the Company, through its employees and sourcing agents, develops and inspects prototypes of each product prior to manufacture. For apparel products, the Company, through its employees and sourcing agents, inspects the prototypes and fabrics prior to cutting by the contractors, establishes fittings based on the prototype and inspects samples. The Company or its sourcing agents inspect the final product prior to shipment to the Company's warehouse or at the warehouse prior to payment.

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

         The Company's main warehouse facility and its mail order warehouse and fulfillment facility are located in a 136,000 square-foot distribution facility in Santa Fe Springs, California. All merchandise is delivered by vendors to this facility, where it is inspected, entered into the Company's allocation software system, picked and boxed for shipment to the stores or customers. The Company ships merchandise to its stores at least weekly, to provide a steady flow of merchandise.

TRADEMARKS

         The Company utilizes a variety of trademarks which it owns, including the U.S. registered trademarks BIG DOGS(R), BIG DOG SPORTSWEAR(R), dog logo, BIG DOG(R), LITTLE BIG DOGS(R) and BIG BIG DOGS(R). In addition, the Company has registered certain of its trademarks or has registration applications pending in over 14 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. From time to time the Company discovers products in the marketplace that the Company believes infringe upon its trademark rights. The Company vigorously protects its trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

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

EMPLOYEES

         At March 1, 2000, the Company had approximately 600 full-time and 700 part-time employees. The number of part-time employees fluctuates significantly based on seasonal needs. None of the Company's employees are covered by collective bargaining agreements and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles and present and past positions of persons serving as executive officers of the Company as of March 1, 2000:

NAME                         AGE                         POSITION
----                         ---                         --------
Andrew D. Feshbach            39             President, Chief Executive Officer
                                              and Director
Douglas N. Nilsen             51             Executive Vice President -
                                              Merchandising
Anthony J. Wall               44             Executive Vice President -
                                              Business Affairs, General Counsel
                                              and Secretary
Andrew W. Wadhams             39             Executive Vice President - Retail
Roberta J. Morris             40             Chief Financial Officer, Treasurer
                                              and Assistant Secretary

         ANDREW D. FESHBACH co-founded the Company in May 1992 and has served as President, Chief Executive Officer and as a director since that time. From June 1992 until May 1997, Mr. Feshbach also served as Chief Financial Officer of the Company. Mr. Feshbach co-founded Fortune Fashions Inc. ("Fortune Fashions"), a custom manufacturer of embellished apparel in 1991 and has served as a director since that time. From 1990 until the present, he has served as a Vice President of Fortune Financial, a private merchant banking firm owned by the Company's Chairman and majority stockholder, Fred Kayne. Mr. Feshbach serves as a director of The Right Start, Inc., an infant products retailer and catalog company. Mr. Feshbach has an M.B.A. from Harvard University.

         DOUGLAS N. NILSEN joined the Company in October 1995 and has served as Executive Vice President--Merchandising since December 1995. From October 1995 until December 1995, he served as Senior Vice President of the Company. From 1990 to September 1995, he served as Director of Merchandise at Walt Disney Attractions, Inc. for its U.S. theme parks and resorts, and in such capacity was responsible for merchandising all apparel and accessories. From 1976 to 1990, Mr. Nilsen was employed by Macy's California in various capacities, most recently as Vice President of Merchandising in both the Accessories and Men's Divisions. Mr.Nilsen has an M.B.A. from New York University.

         ANTHONY J. WALL joined the Company in September 1994 and has served as Executive Vice President since March 1996. He has also served as General Counsel and Secretary of the Company since September 1994. He served as a director of the Company from November 1995 until September 1997 and also as Senior Vice President from September 1994 until March 1996. From 1981 until 1994, Mr. Wall practiced as an attorney with Gibson, Dunn & Crutcher and, from 1990 until 1994, was a partner in the corporate department of that firm. Mr. Wall also serves as General Counsel of Fortune Fashions Inc., General Counsel of Fortune Casuals, LLC, a manufacturer of casual apparel for the mass market, and Vice President of Fortune Financial. Mr. Wall has a J.D. from the University of Southern California.

         ANDREW W. WADHAMS joined the Company in August 1996 as Senior Vice President--Retail and has served as Executive Vice President--Retail since January 1999. From January 1994 to June 1996, Mr. Wadhams served as Vice President of Retail Operations of Imaginarium, Inc., a retailer of children's games and educational items. From 1986 to November 1993, Mr. Wadhams was employed in various capacities by The Gap Inc. in its Gap, GapKids, Gap International and Banana Republic divisions, most recently as Regional Manager-- Retail Operations of Banana Republic from 1991 to 1994.

         ROBERTA J. MORRIS joined the Company in August 1993 and has served as Chief Financial Officer since March 1998, having previously served as Senior Vice President--Finance since January 1995 and as Vice President--Finance of the Company from August 1993 to January 1995. From 1988 to August 1993, Ms. Morris was employed by Deloitte & Touche LLP, a national accounting firm, serving as a Senior Manager from August 1992 until August 1993. Ms. Morris is a certified public accountant.

ITEM 2.           PROPERTIES

         The Company's corporate headquarters are in leased offices comprising approximately 24,000 square feet in Santa Barbara, California. This lease expires July 2004, with an option to extend for another 5 years. The Company's distribution facility is located in Santa Fe Springs, California in a building comprising approximately 136,000 square feet under a lease that expires in January 2008. The Company has an option to extend this lease for five years.

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

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

         The common stock of the Company is traded on the NASDAQ National Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 1998 through the fourth quarter 1999, the high and low "sales" price of the shares of Common Stock of the Company, as reported on the NASDAQ National Market.

                                   1999                      1998
                              --------------            ---------------
                              High     Low              High       Low
                              -----    -----            -----      ----
First Quarter               $ 9 1/2  $ 4 5/8          $ 7 1/2   $ 5 1/8
Second Quarter                6 1/8    4 1/2            7 1/2     4 1/2
Third Quarter                 6        5 1/8            5 5/8     2 7/8
Fourth Quarter                8 1/2    5                6 1/8     2 1/8

         On March 1, 2000, the last sales price of the Common Stock as reported on the NASDAQ National Market was $5 5/8 per share. As of March 1, 2000, there were approximately 154 shareholders of record of the Company's Common Stock.

         The Company paid no dividends in 1998. In February 1999, the Board of Directors approved an annual discretionary cash dividend to be determined by the Board each year based on the Company's year-end sales results. This dividend was declared in the amount of $0.10 per share and paid in March 1999. The future amount and payment of such annual dividend will be at the discretion of the Board and will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board.

         On August 31, 1999, the Company sold a warrant for the purchase of 121,000 shares of common stock of the Company to PETsMART.com, Inc. for $121,000 with an exercise price of $10 per share. See Item 1. Business-Marketing. Such sale was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2), as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                     YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------
                                      1999         1998       1997        1996      1995
                                   ---------    ---------   --------   --------  --------
                                      (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales........................  $ 109,573    $ 100,677   $ 86,181   $ 68,683  $ 51,541
Cost of goods sold...............     46,491       41,236     36,328     29,720    21,571
                                   ---------    ---------   --------   --------  --------
Gross profit.....................     63,082       59,441     49,853     38,963    29,970
Selling, marketing and             ---------    ---------   --------   --------  --------
  distribution expenses..........     50,125       47,809     39,549     32,309    24,814
General and administrative
  expenses.......................      5,020        5,276      4,738      3,937     3,167
                                   ---------   ----------   --------   --------  --------
Total operating expenses.........     55,145       53,085     44,287     36,246    27,981
                                   ---------   ----------   --------   --------  --------
Operating income.................      7,937        6,356      5,566      2,717     1,989
Interest (income) expense........       (395)       (350)      1,268      1,647     1,189
                                   ---------   ----------   --------   --------  --------
Income before provision for
 income taxes....................      8,332        6,706      4,298      1,070       800
Provision for income taxes.......      3,136        2,674      1,633        435       162
                                   ---------   ----------   --------   --------  --------
Net income.......................  $   5,196   $    4,032   $  2,665   $    635  $    638
                                   =========   ==========   ========   ========  ========
Net income per share
 Basic and diluted...............  $    0.43   $     0.32   $   0.24   $   0.06  $   0.07

Weighted average common shares
 Basic...........................     12,032       12,472     10,965      9,978     9,503
 Diluted.........................     12,182       12,509     11,187     10,049     9,503

Cash dividend per common share...  $    0.10   $     0.00   $   0.00   $   0.00  $   0.00

OPERATING DATA:
Number of stores(1)
 Stores open at beginning of
  period.........................        177          150        121         91        51
 Stores added (net of closures)..         14           27         29         30        40
                                         ---          ---        ---        ---       ---
 Stores open at end of period....        191          177        150        121        91
Comparable stores sales increase(2)     1.0%         0.6%       6.6%       3.5%      8.2%


                                                     YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------
                                      1999        1998        1997        1996         1995
                                   --------    --------     -------     -------     --------
                                                     (amounts in thousands)
BALANCE SHEET DATA:

Working capital.................    $32,462     $30,348     $35,468     $13,742      $ 8,030

Total assets....................     56,413      52,994      52,584      25,773       19,011

Total indebtedness (3)..........          0           0           0      15,697       10,732

Stockholders' equity............     46,660      43,187      45,541       6,142        4,737


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

GENERAL

         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. The number of Company stores has grown from 5 in 1993 to 191 as of December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

                                                      YEARS ENDED DECEMBER 31,
                                                 ---------------------------------

                                                  1999           1998         1997
                                                 -----          -----        -----
Net sales..............................          100.0%         100.0%       100.0%
Cost of goods sold.....................           42.4           41.0         42.2
                                                 -----          -----        -----

Gross profit...........................           57.6           59.0         57.8


Selling, marketing and distribution
  expenses.............................           45.8           47.5         45.9
General and administrative expenses....            4.6            5.2          5.5
                                                 -----          -----        -----

Total operating expenses...............           50.4           52.7         51.4
                                                 -----          -----        -----

Income from operations.................            7.2%           6.3%         6.5%


YEARS ENDED DECEMBER 31, 1999 AND 1998

     NET SALES. Net sales consist of sales from the Company's stores, catalog, website, and wholesale accounts, all net of returns and allowances. Net sales increased to $109.6 million in 1999 from $100.7 million for 1998, an increase of $8.9 million, or 8.8%. Of the $8.9 million increase, $7.6 million was attributable to stores not yet qualifying as comparable stores and $0.8 million came from the 1.0% comparable store sales increase for the period. Additionally, non-retail sales increased by $0.5 million for the year, which is primarily related to the Company's agreement with PETsMART.com. The increase in net sales in 1999 was attributable to continued growth in the number of stores and in the children's, big-size and non-apparel categories. The Company's children's, big-size and non-apparel products continued to increase to 45% of total retail net sales from 43% of total retail net sales in 1998.

         GROSS PROFIT. Gross profit increased to $63.1 million in 1999 from $59.4 million for 1998, an increase of $3.7 million, or 6.2%. As a percentage of net sales, gross profit decreased to 57.6% in 1999 from 59.0% in 1998. This decrease as a percentage of net sales was primarily attributable to an increased level of promotional activity and continued sales in products other than t-shirts, which have a lower margin.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $50.1 million in 1999 from $47.8 million in 1998, an increase of $2.3 million, or 4.8%. As a percentage of net sales, these expenses decreased to 45.8% in 1999 from 47.5% in 1998. In early 1998, the Company moved its distribution center to a larger facility in order to build the infrastructure necessary to accommodate growth. During the first half of 1998, the Company did not realize this growth and, therefore, the Company incurred a decrease in operating leverage. Subsequently, controls were put in place and improvements were made in the second half of 1998 and throughout 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $5.0 million in 1999 from $5.3 million in 1998. As a percentage of net sales, these expenses decreased to 4.6% in 1999 from 5.2% in 1998. The decrease in general and administrative expenses is attributable to improved cost controls in 1999, as well as the leverage of spreading them over a larger revenue base.

         INTEREST INCOME AND EXPENSE. Interest income remained constant at $0.4 million for the years ended 1999 and 1998.

 YEARS ENDED DECEMBER 31, 1998 AND 1997

         NET SALES. Net sales increased to $100.7 million in 1998 from $86.2 million for 1997, an increase of $14.5 million, or 16.8%. Of the $14.5 million increase, $13.3 million was attributable to stores not yet qualifying as comparable stores and $0.5 million came from the 0.6% comparable store sales increase for the period. Additionally, non-retail sales increased by $0.7 million for the year. The increase in net sales in 1998 was attributable to continued growth in the number of stores and in the children's, big-size and non-apparel categories. The Company's children's, big-size and non-apparel products continued to increase to 43% of total retail net sales from 41% of total retail net sales in 1997.

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

SEASONALITY AND QUARTERLY RESULTS

         The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual net sales and profits. In 1999, excluding sales generated by stores not open for all of 1999, substantially all the Company's operating income and approximately 28% and 35% of the Company's net retail sales were generated during the third and fourth quarters, respectively.

         The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in comparable store sales, changes in the mix of products sold, customer acceptance of new products, the timing and level of markdowns, competitive factors and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

         During 1999, the Company's primary uses of cash were for the build-out of the second-floor mezzanine at the Company's distribution facility, new stores, investment in PETsMART.com Series D preferred stock, payment of income taxes, payment of cash dividends and stock repurchases. The Company satisfied its cash requirements primarily from cash flow from operations, proceeds from the sale of a building and excess cash. In March 1998, the Company's Board of Directors authorized the Company to repurchase up to $10 million of its common stock. As of December 31, 1999, the Company had repurchased 1,183,200 shares for $7,006,000.

         Cash  provided  by  operating  activities  was $11.8  million  and $3.1 million  in 1999 and  1998,  respectively.  The $8.7  million  increase  in cash provided from operations is primarily attributable to the decrease in inventories. At December 31, 1999 and 1998 inventories were $19.2 million and $23.3 million, respectively.

         Cash used in investment activities in 1999 and 1998 was $5.7 million and $6.8 million, respectively. Cash flows used in investment activities during 1999 related primarily to a $2.5 million investment in PETsMART.com Series D preferred stock, opening 14 net new stores for $1.0 million, retrofitting existing stores for $0.9 million, improvements at the Company's distribution facility including build-out of a second-floor mezzanine totaling $0.5 million, and issuance of long-term notes receivable to certain officers and employees totaling $0.5 million.

         Cash used in financing activities during 1999 and 1998 was $1.6 million and $6.4 million, respectively. In 1999 the Company paid a discretionary dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million and repurchased 100,000 shares of its common stock for a total purchase price of $0.5 million. In 1998 the Company repurchased 1,083,200 shares of its common stock for $6.5 million.

         The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of December 31, 1999, the Company had no advances and $1.9 million of letters of credit outstanding. The letters of credit expire through April 5, 2000.

         In 1999, the Company's average cost to build a new store, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $50,000. The average total cost to build new stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in 1999 was approximately $64,000. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage. The Company believes that its existing cash balances and cash generated from operations will be sufficient to fund its operations and planned expansion through 2000.

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

         In March  1999,  the  Company  completed  the  upgrading  of its  major software systems to a new release which has been certified as Year 2000 compliant. Additionally during 1999, the Company completed the internal testing of its information technology systems and addressed its non-information technology related systems. The Company also requested all third-party vendors to certify Year 2000 compliance. The costs of the Company's Year 2000 compliance project were not material to the Company's financial position.

         The Company has not experienced significant Year 2000-related issues over the Year 2000 transition. Although the Company believes it has taken the appropriate steps to address Year 2000 readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

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

         DEPENDENCE ON KEY PERSONNEL. The success of the Company is significantly dependent on the performance of its key management, particularly Chief Executive Officer, Andrew Feshbach, and Executive Vice President--Merchandising, Doug Nilsen.

         DEPENDENCE ON THIRD-PARTY AND FOREIGN MANUFACTURERS. The Company does not own or operate any manufacturing facilities and is therefore dependent on third parties for the manufacture of its products. The loss of major suppliers, or the failure of such suppliers to timely deliver the Company's products or to meet the Company's quality standards, could adversely affect the Company's ability to deliver products to its customers in a timely manner.

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

         CONTROL BY EXISTING STOCKHOLDERS AND ANTI-TAKEOVER PROVISIONS. As of March 1, 2000, the Chairman of the Board, Fred Kayne, beneficially owned approximately 49.7% of the Company's outstanding Common Stock and the Company's current directors and executive officers, including Mr. Kayne, collectively beneficially own over 50%. As a result, Mr. Kayne, acting either individually or with the Company's current directors and executive officers, will be able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of the Company's stockholders. This concentration of ownership, together with the anti-takeover effects of certain provisions of the Delaware General Corporation Law and the Company's Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the prevailing market price of the Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. The Company has a borrowing arrangement with a bank whereby the Company may borrow at a floating rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources." The Company had no borrowings under this arrangement as of December 31, 1999 and 1998, respectively.

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 29, 2000 on its behalf by the undersigned, thereunto duly authorized.

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

       SIGNATURE                              TITLE                   DATE
---------------------               -------------------------     --------------
/s/ANDREW D. FESHBACH               Chief Executive Officer,      March 29, 2000
---------------------                  President and Director
Andrew D. Feshbach                     (Principal Executive
                                       Officer)

/s/ROBERTA J. MORRIS                Chief Financial Officer,      March 29, 2000
---------------------                  Treasurer and Assistant
Roberta J. Morris                      Secretary(Principal
                                       Financial and Accounting
                                       Officer)

/s/FRED KAYNE                       Chairman of the Board         March 29, 2000
------------------
Fred Kayne

/s/STEVEN C. GOOD                   Director                      March 29, 2000
------------------
Steven C. Good

/s/ROBERT H. SCHNELL                Director                      March 29, 2000
--------------------
Robert H. Schnell

/s/KENNETH A. SOLOMON               Director                      March 29, 2000
---------------------
Kenneth A. Solomon

/s/DAVID J. WALSH                   Director                      March 29, 2000
------------------
David J. Walsh

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, and 1997



                                                                            PAGE
                                                                            ----
Independent Auditors' Report.............................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.............    F-3

Consolidated Statements of Income for the years ended December 31,
1999, 1998, and 1997.....................................................    F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31,1999, 1998, and 1997.........................................    F-5

Consolidated Statements of Cash Flows for the years ended December 31,
1999, 1998, and 1997.....................................................    F-6

Notes to the Consolidated Financial Statements...........................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Big Dog Holdings, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big Dog Holdings, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Los Angeles,  California
February 15, 2000, except for Note 10,
as to which date is March 1, 2000

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,
                                                                   -------------------------------
                                                                         1999              1998
                                                                    ------------      ------------
                             ASSETS (Note 4)
CURRENT ASSETS:
 Cash and cash equivalents....................................      $ 17,925,000      $ 13,458,000
 Receivables:
  Trade, net..................................................           425,000           592,000
  Other.......................................................           543,000           314,000
 Inventories (Note 8).........................................        19,950,000        23,345,000
 Prepaid expenses and other current assets....................         1,107,000           811,000
 Deferred income taxes (Note 5)...............................           875,000           872,000
                                                                    ------------      ------------
Total current assets..........................................        40,825,000        39,392,000
PROPERTY AND EQUIPMENT, Net (Notes 2 and 8)...................        12,037,000        12,983,000
INTANGIBLE ASSETS, Net........................................           117,000            30,000
OTHER ASSETS (Note 3).........................................         3,434,000           589,000
                                                                    ------------       -----------
TOTAL.........................................................      $ 56,413,000      $ 52,994,000
                                                                    ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable (Note 8)....................................      $  3,411,000      $  3,494,000
 Income taxes payable ........................................         1,768,000         2,621,000
 Accrued expenses and other current liabilities...............         3,184,000         2,928,000
                                                                    ------------      ------------
Total current liabilities.....................................         8,363,000         9,043,000
DEFERRED RENT (Note 6)........................................           878,000           764,000
DEFERRED GAIN ON SALE-LEASEBACK (Note 2)......................           512,000               --
                                                                    ------------      ------------
 Total liabilities............................................         9,753,000         9,807,000
                                                                    ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (Notes 3, 7, and 10):
 Preferred stock, $.01 par value, 3,000,000 shares authorized,
  none issued and outstanding.................................      $       --        $       --
 Common stock $.01 par value, 30,000,000 shares authorized,
  13,183,550 shares issued at December 31, 1999 and 1998......           132,000           132,000
 Additional paid-in capital...................................        42,417,000        42,296,000
 Retained earnings............................................        11,750,000         7,764,000
 Treasury stock, 1,183,200 and 1,083,200 shares at
  December 31, 1999 and 1998, respectively....................        (7,006,000)       (6,494,000)
 Notes receivable from common stockholders....................          (633,000)         (511,000)
                                                                     -----------      ------------
  Total stockholders' equity..................................        46,660,000        43,187,000
                                                                     -----------      ------------
TOTAL.........................................................      $ 56,413,000      $ 52,994,000
                                                                    ============      ============


                See notes to consolidated financial statements.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         YEARS ENDED DECEMBER 31,
                                               --------------------------------------------
                                                  1999              1998             1997
                                               ---------          --------        ---------

NET SALES (Note 3)........................  $ 109,573,000     $ 100,677,000    $  86,181,000
COST OF GOODS SOLD (Note 8)...............     46,491,000        41,236,000       36,328,000
                                            -------------     -------------    -------------
GROSS PROFIT..............................     63,082,000        59,441,000       49,853,000
                                            -------------     -------------    -------------

OPERATING EXPENSES:
 Selling, marketing and distribution......     50,125,000        47,809,000       39,549,000
 General and administrative (Note 8)......      5,020,000         5,276,000        4,738,000
                                            -------------     -------------     ------------
  Total operating expenses................     55,145,000        53,085,000       44,287,000
                                            -------------     -------------     ------------

INCOME FROM OPERATIONS....................      7,937,000         6,356,000        5,566,000

INTEREST (INCOME) EXPENSE, NET (Note 4)..        (395,000)         (350,000)       1,268,000
                                            -------------     -------------     ------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES...........................       8,332,000         6,706,000        4,298,000

PROVISION FOR INCOME TAXES (Note 5)......       3,136,000         2,674,000        1,633,000
                                            -------------     -------------     ------------

NET INCOME...............................   $   5,196,000      $  4,032,000     $  2,665,000
                                            =============      ============     ============
NET INCOME PER SHARE
 BASIC AND DILUTED.......................    $       0.43      $       0.32     $       0.24
                                             ============      ============     ============

                 See notes to consolidated financial statements.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                              NOTES
                               COMMON STOCK            ADDITIONAL                       TREASURY STOCK      RECEIVABLE
                              ---------------           PAID-IN         RETAINED      ------------------    FROM COMMON
                              SHARES   AMOUNT           CAPITAL         EARNINGS       SHARES      AMOUNT   STOCKHOLDERS    TOTAL
                              ------   ------         ----------        --------      -------     -------   ------------  ---------
BALANCE,
JANUARY 1, 1997            10,160,550  $ 102,000    $  5,705,000    $ 1,067,000                           $  (732,000) $ 6,142,000
 Common stock issued.....   2,800,000     28,000      35,548,000            --                                   --     35,576,000
 Options exercised.......      55,000      1,000         170,000            --                                   --        171,000
 Warrants exercised......     144,000      1,000         551,000            --                                   --        552,000
 Collections of notes
  receivable.............         --         --              --             --                                185,000      185,000
 Tax benefits related to
  exercise of stock
  options (Note 7).......         --          --         250,000            --                                   --        250,000
 Net income..............         --          --             --       2,665,000                                  --      2,665,000
                           ----------   --------    ------------      ---------                            ----------   ----------
BALANCE,
DECEMBER 31, 1997........  13,159,550    132,000      42,224,000      3,732,000                              (547,000)  45,541,000
 Warrants exercised......      24,000        --           72,000            --                                   --         72,000
 Repurchased common
  stock (Note 7).........         --         --              --             --      1,083,200  $(6,494,000)     --      (6,494,000)
 Collections of notes
  receivable.............         --         --              --             --           --            --      36,000       36,000
 Net income..............         --         --              --       4,032,000          --            --        --      4,032,000
                            ---------    -------      ----------       ---------    ---------  ------------   -------    ---------
BALANCE,
DECEMBER 31, 1998........  13,183,550    132,000      42,296,000      4,764,000     1,083,200   (6,494,000)  (511,000)  43,187,000

Cash dividend paid.......         --         --              --      (1,210,000)         --             --        --    (1,210,000)
Repurchased common
  stock (Note 7).........         --         --              --             --        100,000     (512,000)       --      (512,000)
Warrants issued..........         --         --          121,000            --           --             --        --       121,000
Interest on notes
 receivable..............         --         --              --             --           --            --    (122,000)    (122,000)
Net income...............         --         --              --       5,196,000          --            --         --     5,196,000
                            ----------  ---------   -------------  -------------    ---------  -----------  ---------  -----------
BALANCE,
DECEMBER 31, 1999........  13,183,550  $ 132,000   $  42,417,000  $  11,750,000     1,183,200  $(7,006,000) $(633,000) $46,660,000
                           ==========  =========   =============  =============     =========  ===========  =========  ===========

                 See notes to consolidated financial statements

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                 1999           1998            1997
                                                                             -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................  $ 5,196,000     $ 4,032,000    $ 2,665,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................    4,088,000       3,752,000      2,620,000
  Provision for losses on receivables......................................       21,000          26,000         25,000
  (Gain) Loss on disposition of property and equipment.....................     (503,000)        123,000         37,000
  Deferred income taxes....................................................       (3,000)       (728,000)           --
  Changes in operating assets and liabilities:
   Receivables.............................................................      (83,000)       (181,000)       194,000
   Inventories.............................................................    3,395,000      (6,631,000)    (1,311,000)
   Prepaid expenses and other assets.......................................     (296,000)        (67,000)      (266,000)
   Accounts payable........................................................      (83,000)        727,000      1,532,000
   Income taxes payable....................................................     (853,000)      1,226,000      1,245,000
   Accrued expenses and other current liabilities..........................      256,000         697,000        420,000
   Deferred rent...........................................................      114,000         114,000        162,000
   Deferred gain on sale-leaseback.........................................      512,000             --             --
                                                                             ---=-------     -----------    -----------
    Net cash provided by operating activities..............................   11,761,000       3,090,000      7,323,000
                                                                             -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures......................................................   (4,745,000)     (6,508,000)    (5,285,000)
 Investments...............................................................   (2,626,000)           --             --
 Proceeds from sale of property and equipment..............................    2,134,000          13,000           --
 Principal repayments of notes receivable..................................      163,000             --            --
 Issuance of long-term notes receivable and interest.......................     (550,000)            --            --
 Other.....................................................................      (69,000)       (259,000)       (23,000)
                                                                             -----------     -----------    -----------
    Net cash used in investing activities..................................   (5,693,000)     (6,754,000)    (5,308,000)
                                                                             -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock....................................          --              --      35,576,000
 Repurchase of common stock................................................     (512,000)     (6,494,000)           --
 Proceeds from issuance of warrants........................................      121,000            --              --
 Proceeds from exercise of options.........................................          --             --          171,000
 Proceeds from exercise of warrants........................................          --          72,000         552,000
 Principal repayments of notes receivable..................................          --          36,000         185,000
 Principal repayments of subordinated debt.................................          --             --      (14,400,000)
 Principal repayments under capital lease obligations......................          --             --       (1,314,000)
 Dividends paid............................................................   (1,210,000)            --            --
                                                                             -----------     ------------   -----------
    Net cash (used in) provided by financing activities....................   (1,601,000)     (6,386,000)    20,770,000
                                                                             -----------     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................    4,467,000     (10,050,000)    22,785,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................   13,458,000      23,508,000        723,000
                                                                             -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................................  $17,925,000     $13,458,000    $23,508,000
                                                                             ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest.................................................................   $   30,000      $   42,000     $1,659,000
  Income taxes.............................................................   $3,991,000      $2,176,000     $  388,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     The Company entered into a capital lease obligation of $18,000 for equipment for the year ended 1997.

     In 1997, the Company recorded an increase to additional paid-in-capital of $250,000 related to tax benefits associated with the exercise of non-qualified stock options (see Note 7).

     In 1999, the Company recorded $122,000 in interest income related to notes receivable from common stockholders.

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

CONCENTRATION OF CREDIT RISK

         The Company has $13,406,000 of cash on deposit with a high credit quality financial institution which is in excess of the Federal Deposit Insurance Corporation limit.

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

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INTANGIBLE ASSETS

         Intangible   assets  are  stated  at  cost  and  amortized   using  the
straight-line method over five years. Accumulated amortization was $693,000, and $665,000 at December 31, 1999 and 1998, respectively.

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

SELLING, MARKETING AND DISTRIBUTION EXPENSES

         Included in this classification are approximately $304,000, $474,000, and $547,000 in 1999, 1998, and 1997, respectively, of store preopening expenses, which are expensed as incurred.

INCOME TAXES

         The Company accounts for income taxes using an asset and liability approach for measuring deferred income taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets (see Note 5).

EARNINGS PER SHARE

         Basic earnings per share is calculated based on the weighted average number of shares outstanding. Diluted earnings per share is calculated based on the same number of shares plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method.

         The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                                                                          YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                       1999            1998           1997
                                                                   -----------     -----------    -----------

Net income                                                         $ 5,196,000     $ 4,032,000    $ 2,665,000
                                                                   ===========     ===========    ===========
Basic Weighted Average Shares:
 Weighted average number of shares outstanding................      12,032,000      12,472,000     10,965,000
Effect of Dilutive Securities:
 Options and warrants.........................................         150,000          37,000        222,000
                                                                   -----------     -----------     ----------
Diluted Weighted Average Shares:
 Weighted average number of shares outstanding and
 common share equivalents.....................................      12,182,000      12,509,000     11,187,000
                                                                   ===========     ===========    ===========

Antidilutive options and warrants.............................         929,000       1,615,000            --

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

2. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                           DECEMBER 31,
                                                                     ---------------------------
                                                                         1999            1998
                                                                     -----------     -----------

         Leasehold improvements.............................         $ 9,334,000     $ 8,400,000
         Equipment and fixtures.............................          15,428,000      13,413,000
                                                                     -----------     -----------

                                                                      24,762,000      21,813,000

         Less accumulated depreciation and amortization.....          12,725,000       8,830,000
                                                                     -----------     -----------
         Property and equipment, net........................         $12,037,000     $12,983,000
                                                                     ===========     ===========

         Depreciation and amortization expense on property and equipment totaled $4,060,000, $3,621,000 and $2,479,000 in 1999, 1998, and 1997, respectively.

         In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1.6 million. In August 1999, the Company sold this building for $2.1 million and simultaneously entered into a 10-year lease. The $0.5 million gain related to the sale of this building is being deferred over the life of the lease.

3. INVESTMENT IN PETsMART.COM

     In 1999, the Company purchased $2,500,000 of Series D preferred stock and entered into a strategic relationship agreement and related agreements with PETsMART.com, Inc. Under these agreements, the Company and PETsMART.com will participate in cooperative marketing efforts, including direct mailings and sponsorship on each other's websites. Included as part of the strategic relationship, the Company bought a warrant to purchase common stock of PETsMART.com at varying exercise prices. The warrant is subject to partial revocation in the event certain performance criteria are not met. Additionally, the Company sold PETsMART.com a five-year warrant to purchase 121,000 shares of common stock of the Company at an exercise price of $10 per share for $121,000. The Company also provided consulting and other services to PETsMART.com for which it received $750,000 of income that is included in Net Sales. In conjunction with this investment, which is accounted for on the cost method, the Company also made loans totaling $400,000 to certain officers and other individuals of the Company to finance their purchase of the Series D preferred stock of PETsMART.com. Such secured notes bear interest at 9% per annum, payable annually with principal due in October, 2003.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

4. SHORT-TERM BORROWINGS

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

         The Company has outstanding commitments under letters of credit totaling $1,950,000, at December 31, 1999. The letters of credit expire through April 6, 2000.

5. INCOME TAXES

         The provision for income taxes consists of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               1999          1998           1997
                                                            -----------    -----------   ------------
        Current:
            Federal......................................   $ 2,672,000    $ 2,978,000   $ 1,438,000
            State........................................       467,000        424,000       195,000
                                                            -----------    ------------  -----------
        Total............................................     3,139,000      3,402,000     1,633,000
                                                            -----------    ------------  -----------

        Deferred:
            Federal......................................         4,000       (664,000)        5,000
            State........................................        (7,000)       (64,000)       (5,000)
                                                            -----------    -----------   -----------
        Total............................................        (3,000)      (728,000)          --
                                                            -----------    -----------   -----------
        Total income tax provision.......................   $ 3,136,000    $ 2,674,000   $ 1,633,000
                                                            ===========    ============  ===========


        The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                1999           1998          1997
                                                               ------        -------        ------

        Federal statutory income tax rate................       34.0%          34.0%         34.0%
        State taxes, net of federal benefit..............        3.6            3.4           3.2
        Other, net.......................................        0.0            2.5           0.8
                                                               -----           ----          ----

        Total............................................       37.6%          39.9%         38.0%
                                                                ====           ====          ====

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

5. INCOME TAXES (continued)

         Significant components of the Company's net deferred income tax assets are as follows:

                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                              1999           1998
                                                                          -----------    -----------
        Deferred income tax assets:
            Allowance for doubtful receivables and sales returns.......   $    36,000    $    27,000
            Accrued vacation...........................................        49,000         40,000
            Inventory uniform capitalization...........................       423,000        714,000
            Intangible assets..........................................       164,000        168,000
            State income taxes.........................................       129,000        114,000
            Deferred rent..............................................       347,000        298,000
            Deferred gain on sale of building..........................       202,000            --
            Reserve liabilities........................................        25,000         82,000
            Other......................................................           --          10,000
                                                                          -----------     ----------
        Total deferred income tax assets..............................      1,375,000      1,453,000
                                                                          -----------     ----------

        Deferred income tax liabilities:
            Prepaid expenses...........................................      (192,000)      (108,000)
            Depreciation...............................................      (308,000)      (473,000)
                                                                          -----------     ----------
        Total deferred income tax liabilities..........................      (500,000)      (581,000)
                                                                          -----------   --- --------
        Deferred income tax asset.....................................    $   875,000    $   872,000
                                                                          ===========    ===========


6. COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2009. Future minimum lease payments under noncancelable operating leases are as follows:

        YEARS ENDING DECEMBER 31,
        -------------------------

                  2000............................................................     $ 15,183,000
                  2001............................................................       12,286,000
                  2002............................................................        9,413,000
                  2003............................................................        7,598,000
                  2004............................................................        5,685,000
                  Thereafter......................................................       10,497,000
                                                                                       ------------
                  Total...........................................................     $ 60,662,000
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

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY

6. COMMITMENTS AND CONTINGENCIES (continued)

         Rent expense for the years ended December 31, 1999, 1998, and 1997, totaled $15,636,000, $13,962,000, and $11,333,000, respectively, and includes contingent rentals of $329,000, $336,000, and $149,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

7. STOCKHOLDERS' EQUITY

COMMON STOCK

         In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,183,200 shares totaling $7,006,000 as of December 31, 1999.

         As of December 31, 1999, 1998, and 1997, there were unexercised warrants outstanding of 193,000, 72,000, and 96,000, respectively, to purchase common stock at exercise prices ranging between $10 and $3 per share.

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

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (continued)

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

The following summarizes stock option activity for the periods presented:

                                                                                    WEIGHTED-
                                                              NUMBER                AVERAGE
                                                            OF SHARES            EXERCISE PRICE
                                                          ------------           --------------

Balance at January 1, 1997...........................          55,000                  3.10

 Options granted ....................................         482,000                 11.14
 Options exercised...................................         (55,000)                (3.10)
 Options cancelled...................................         (13,250)               (12.04)
                                                          -----------
Balance at December 31, 1997.........................         468,750                 11.11

 Options granted.....................................       1,970,150                  6.92
 Options cancelled...................................      (1,197,450)                (9.19)
                                                           ----------
Balance at December 31, 1998.........................       1,241,450                  6.32

 Options granted.....................................          70,000                  5.82
 Options cancelled...................................        (116,000)                (6.59)
                                                          -----------
Balance at December 31, 1999.........................       1,195,450                  6.27
                                                          ===========

The following table summarizes information about stock options outstanding at December 31, 1999:


                                                                                                    OPTIONS
                                              OPTIONS OUTSTANDING                                 EXERCISABLE
                               ----------------------------------------------------      ----------------------------

                                                  WEIGHTED-
                                                   AVERAGE              WEIGHTED-
     RANGE OF EXERCISE         OPTIONS            REMAINING             AVERAGE           OPTIONS     WEIGHTED-AVERAGE
           PRICES            OUTSTANDING       CONTRACTUAL LIFE      EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
         -----------      ----------------     ----------------      --------------     -----------   ----------------

           $3.50               282,500             9.0 years             $ 3.50           62,500         $ 3.50
        5.00 - 6.50            651,950             8.3 years               6.35          139,623           6.14
            8.00               125,000             8.3 years               8.00              --             --
       10.00 - 14.00           136,000             8.1 years              10.05            2,400          10.88
                             ---------                                                   -------
        3.50 - 14.00         1,195,450             8.4 years               6.27          204,523           5.39
                             =========                                                   =======

         The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (continued)

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: expected volatility of 223%, 259%, and 7%; risk-free interest rates of 5.6%, 5.4%, and 6.4%; expected lives of 10.0, 9.9, and 7.7 years; and $0.10 per share cash dividend in 1999, no dividend in 1998 or 1997. Forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998, and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been reduced to the pro forma amounts indicated below.


                                                                               YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                        1999              1998          1997
                                                                     -----------      -----------    -----------
Net income:
 As reported....................................................     $ 5,196,000      $ 4,032,000    $ 2,665,000
 Pro forma......................................................       4,700,000        3,586,000      2,567,000
Net income per share:
 As reported:
 Basic and diluted..............................................     $      0.43     $       0.32    $      0.24

 Pro forma:
 Basic and diluted...............................................    $      0.39     $       0.29    $      0.23

Weighted average fair value of options granted during the year...    $      3.77     $       5.04    $      4.37


8. RELATED PARTY TRANSACTIONS

         Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise
inventory  purchased  from  these  related  vendors  totaled   $2,182,000   and
$8,636,000, for the years ended December 31, 1998 and 1997, respectively. There were no purchases made 1999. Included in accounts payable is $5,000 due to these vendors at December 31, 1998.

         The Company also received consulting services from related parties in 1997. Such expenses incurred for the year ended December 31, 1997 were $90,000, and are included in general and administrative expenses in the consolidated statements of operations.

         The Company engaged a related party to perform retail construction
services.   Construction  services  provided  to  the  Company  totaled  $3,000,
$871,000,  and $371,000 for the years ended  December 31, 1999,  1998, and 1997, respectively.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

9. QUARTERLY FINANCIAL DATA (unaudited)

                                                               FIRST        SECOND       THIRD      FOURTH
                                                              QUARTER       QUARTER     QUARTER     QUARTER
                                                              -------      --------    --------     -------
                                                                  (in thousands, except per share)
Year ended December 31, 1999:
 Net sales...........................................        $ 16,743     $ 24,093    $ 29,596    $  39,141
 Gross profit........................................           8,887       14,560      18,154       21,481
 Selling, marketing and distribution expenses........          11,323       12,107      12,240       14,455
 General and administrative expenses.................           1,215        1,249       1,242        1,314
 Total operating expenses............................          12,538       13,356      13,482       15,769
 (Loss) income from operations.......................          (3,651)       1,204       4,672        5,712
 Net (loss) income...................................          (2,170)         734       2,887        3,745
 Net (loss) income per share
  Basic and diluted..................................        $  (0.18)    $   0.06    $   0.24    $    0.31
 Weighted average shares outstanding
  Basic..............................................          12,100       12,029      12,002       12,000
  Diluted............................................          12,100       12,160      12,150       12,171

Year ended December 31, 1998:
 Net sales...........................................        $ 14,212     $ 22,389    $ 28,354    $  35,722
 Gross profit........................................           7,650       13,573      17,088       21,130
 Selling, marketing and distribution expenses........          10,450       11,766      11,895       13,698
 General and administrative expenses.................           1,150        1,332       1,330        1,464
 Total operating expenses............................          11,600       13,098      13,225       15,162
 (Loss) income from operations.......................          (3,950)         475       3,863        5,968
 Net (loss) income...................................          (2,279)         327       2,400        3,584
 Net (loss) income per share
  Basic and diluted..................................        $  (0.17)    $   0.03    $   0.20    $    0.30
 Weighted average shares outstanding
  Basic..............................................          13,150       12,476      12,183       12,100
  Diluted............................................          13,150       12,532      12,204       12,110




10. SUBSEQUENT EVENT

     In March 2000, the Company declared a cash dividend of $0.10 per share payable on March 27, 2000 to stockholders of record at the close of business on March 11, 2000.

                               INDEX TO EXHIBITS

            Exhibit No.          Description

                3.1        Amended and Restated Certificate of Incorporation(1)
                3.1A       Cerificate of Correction(1)
                3.2        Amended and Reinstated Bylaws(2)
                4.1        Reference Is herby made to Exhibits 3.1, 3.1A and 3.2
                4.2        Specimen Stock Certificate (1)
               10.1        Grid Promissory Note of Company to Isreal Discount
                               Bank dated 2/19/98(3)
               10.3        Form of Warrants issued November 4, 1996(1)
               10.10       Amended and Restated 1997 Performance Award Plan(3)
               10.10A      Form of Employee Nonqualified 1997 Performance Award
                               Plan(1)
               10.10B      Terms and Conditions for Non-Qualified Options
                               Granted under the Amended and Restated 1997
                               Performance Award Plan(3)
               10.10C      From of Eligible Director Non-Qualified Stock Option
                               Agreement(3)
               10.11       Lease between Big Dog USA, Inc. and The Prudential
                               Insurance Company of America dated November 4,
                               1997(2)
               10.12       Lease Agreement between Big Dog Holdings, Inc. and
                               S.V.B. Properties dated as of June 1, 1994, as
                               amended by Lease Agreement dated as of
                               December 1, 1994, Second Lease Amendment dated as
                               of March 1, 1996, Third Lease Amendment between
                               Big Dog Holdings and Greeland Realty LLC dated as
                               of July 22, 1996, (1) and Fourth Lease Amendment
                               dated December 18, 1998(3)
               10.14       From of Indemnification Agreement(1)
               21.1        List of Subsidiaries of Big Dog Holdings, Inc.(1)
               24.1        Power of Attorney (included in signature page)
               27.1        Financial data schedule

(1) Incorporated by reference from the Company's S-1 Registration Statement (No. 333-33027), as amended, which became effective September 25, 1997.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(3) Incorporated by reference from the Registrant's Annual Report on From 10-K for the year ended December 31, 1998.