Form 10-Q
period 2000-03-31
BIG DOG HOLDINGS INC
filed 2000-05-12
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

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

    X Yes                                                                No
     ---                                                                ----

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 12, 2000 was 11,981,350 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
                                                                             NO.
                                                                             ---

PART I.          FINANCIAL INFORMATION.........................................3

ITEM 1:          FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS
                 March 31, 2000 and December 31, 1999..........................3

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended March 31, 2000 and 1999....................4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended March 31, 2000 and 1999....................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................6

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.....................................7

ITEM 3:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....9

PART II.         OTHER INFORMATION.............................................9

ITEM 1:          LEGAL PROCEEDINGS.............................................9

ITEM 2:          CHANGES IN SECURITIES.........................................9

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES...............................9

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........9

ITEM 5:          OTHER INFORMATION............................................10

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K.............................10

SIGNATURES       .............................................................10

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,            December 31,
                                                                               2000                   1999
                                                                        ------------------    ----------------
                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents........................................         $   991,000           $17,925,000
   Accounts receivable, net.........................................           1,378,000               968,000
   Inventories......................................................          27,241,000            19,950,000
   Prepaid expenses and other current assets........................           1,126,000             1,107,000
   Deferred income taxes............................................           2,333,000               875,000
                                                                            ------------           -----------
     Total current assets...........................................          33,069,000            40,825,000
PROPERTY AND EQUIPMENT, Net.........................................          11,465,000            12,037,000
INTANGIBLE ASSETS, Net..............................................             116,000               117,000
OTHER ASSETS........................................................           3,422,000             3,434,000
                                                                            ------------           -----------
TOTAL...............................................................         $48,072,000           $56,413,000
                                                                            ============           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.................................................         $ 1,999,000           $ 3,411,000
   Income taxes payable.............................................              36,000             1,768,000
   Accrued expenses and other current liabilities...................           1,550,000             3,184,000
                                                                            ------------           -----------
     Total current liabilities......................................           3,585,000             8,363,000
DEFERRED RENT.......................................................             869,000               878,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             499,000               512,000
                                                                            ------------           -----------
   Total liabilities................................................           4,953,000             9,753,000
                                                                            ------------           -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares                         $    ---              $    ---
     Authorized, none issued and outstanding
   Common stock, $.01 par value, 30,000,000 shares
     Authorized, 13,183,550 issued at  March 31, 2000 and
     December 31, 1999..............................................             132,000               132,000
   Additional paid-in capital.......................................          42,417,000            42,417,000
   Retained earnings................................................           8,220,000            11,750,000
   Treasury stock, 1,183,200 shares at March 31, 2000 and
     December 31, 1999..............................................          (7,006,000)           (7,006,000)
   Notes receivable from common stockholders........................            (644,000)             (633,000)
                                                                           -------------           -----------
     Total stockholders' equity.....................................          43,119,000            46,660,000
                                                                           -------------           -----------
TOTAL...............................................................         $48,072,000           $56,413,000
                                                                           =============           ===========

                                                        See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             ---------------------------------
                                                                                 2000                 1999
                                                                             ------------         ------------

NET SALES...........................................................         $ 16,586,000         $ 16,743,000
COST OF GOODS SOLD..................................................            7,430,000            7,856,000
                                                                             ------------         ------------
GROSS PROFIT........................................................            9,156,000            8,887,000
                                                                             ------------         ------------
OPERATING EXPENSES:
   Selling, marketing and distribution..............................           11,786,000           11,323,000
   General and administrative.......................................            1,329,000            1,215,000
                                                                             ------------         ------------
     Total operating expenses.......................................           13,115,000           12,538,000
                                                                             ------------         ------------
LOSS FROM OPERATIONS................................................           (3,959,000)          (3,651,000)
INTEREST INCOME, Net................................................             (171,000)             (94,000)
                                                                             ------------         ------------
LOSS BEFORE BENEFIT FROM INCOME TAXES...............................           (3,788,000)          (3,557,000)
BENEFIT FROM INCOME TAXES...........................................           (1,458,000)          (1,387,000)
                                                                             ------------         ------------
NET LOSS............................................................         $ (2,330,000)        $ (2,170,000)
                                                                             ============         ============
NET LOSS PER SHARE
   BASIC AND DILUTED................................................              $ (0.19)             $ (0.18)
                                                                             ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED................................................           12,000,000           12,100,000
                                                                             ============         ============

                             See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,

                                                                                   ------------------------------------
                                                                                         2000                 1999
                                                                                   ---------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................       $(2,330,000)         $(2,170,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization..............................................           993,000              993,000
     Provision for losses on receivables........................................            11,000               17,000
     Loss on disposition of property and equipment..............................               ---                5,000
     Deferred income taxes......................................................        (1,458,000)          (1,385,000)
     Changes in operating assets and liabilities:
       Receivables..............................................................          (421,000)            (482,000)
       Inventories..............................................................        (7,291,000)          (3,103,000)
       Prepaid expenses and other assets........................................           (19,000)             (14,000)
       Accounts payable.........................................................        (1,412,000)             700,000
       Income taxes payable.....................................................        (1,732,000)          (2,477,000)
       Accrued expenses and other current liabilities...........................        (1,634,000)            (816,000)
       Deferred rent............................................................            (9,000)              65,000
       Deferred gain on sale-leaseback..........................................           (13,000)                 ---
                                                                                       -----------         ------------
         Net cash used in operating activities..................................       (15,315,000)          (8,667,000)
                                                                                       -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.........................................................          (415,000)            (825,000)
   Other .......................................................................            (4,000)             (16,000)
                                                                                       -----------         ------------
         Net cash used in investing activities..................................          (419,000)            (841,000)
                                                                                       -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividend payment.............................................................        (1,200,000)          (1,210,000)
                                                                                       -----------         ------------
         Net cash used in financing activities..................................        (1,200,000)          (1,210,000)
                                                                                       -----------         ------------
NET DECREASE IN CASH............................................................       (16,934,000)         (10,718,000)
CASH, BEGINNING OF PERIOD.......................................................        17,925,000           13,458,000
                                                                                      ------------         ------------
CASH, END OF PERIOD.............................................................       $   991,000          $ 2,740,000
                                                                                      ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest...................................................................              ---                  ---
     Income taxes...............................................................        $1,732,000           $2,474,000

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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. Short-term Borrowings

         The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of March 31, 2000, the Company had no advances and $976,000 of letters of credit outstanding. The letters of credit expire through December 31, 2000.

NOTE 3. Dividend Paid

         On March 27, 2000, the Company paid an annual dividend to stockholders of record at the close of business on March 11, 2000, in the amount of $0.10 per share, totaling $1,200,000.

NOTE 4. Stockholder's Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between April 1, 2000 and May 12, 2000, the Company repurchased 19,000 shares of common stock.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $16.6 million for the three months ended March 31, 2000 from $16.7 million for the same period in 1999, a decrease of $0.1 million or 0.6%. Of the decrease, $0.5 million was attributable to a 3.4% comparable stores sales decrease and $0.5 million from a decrease in the Company's wholesale business, net of $0.9 million from stores not yet qualifying as comparable stores.

         GROSS PROFIT. Gross profit increased to $9.2 million for the three months ended March 31, 2000 from $8.9 million for the same period in 1999, an increase of $0.3 million or 3.4%. As a percentage of net sales, gross profit increased to 55.2% in the three months ended March 31, 2000 from 53.1% in the same period in 1999. This 2.1% increase was primarily due in part to improved sourcing and purchasing of products.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $11.8 million in the three months ended March 31, 2000 from $11.3 million in the same period for 1999, an increase of $0.5 million, or 4.4%. As a percentage of net sales, these expenses increased to 71.1% in the three months ended March 31, 2000 from 67.6% in the same period in 1999, an increase of 3.5%. The increase in selling, marketing and distribution expenses is primarily attributable to additional operating costs of $0.8 million related to the 15 new stores open in the first quarter 2000, offset by insurance proceeds of approximately $0.3 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.3 million for the three months ended March 31, 2000 from $1.2 million for the same period 1999, an increase of $0.1 million, or 8.3%. As a percentage of net sales, these expenses increased to 8.0% in the three months ended March 31, 2000 from 7.3% in the same period in 1999. The percentage increase in general and administrative expenses is primarily attributable of spreading these expenses over a smaller revenue base.

         INTEREST INCOME. Interest income increased to $0.2 million in the three months ended March 31, 2000 from $0.1 million in the same period in 1999, principally due to higher average cash balances in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2000, the Company's primary uses of cash were for merchandise inventories, income taxes and dividends paid to stockholders. The Company satisfied its cash requirements primarily from cash flow from operations and excess cash.

         Cash used in operating activities was $15.3 million and $8.7 million for the first three months ended March 31, 2000 and 1999, respectively. The $6.6 million increase was primarily due to an earlier purchasing of inventory for the first three months in 2000.

         Cash used in investment activities for the three months ended March 31, 2000 and 1999 were $0.4 million and $0.8 million, respectively. Cash flows used in investment activities in the first quarter of 2000 primarily related to capital additions to the Company's existing stores. Cash flows used in investment activities in the first quarter of 1999 related primarily to the build-out of the second floor mezzanine at the Company's distribution facility and capital additions to the Company's existing stores.

         Cash used in financing activities in the three months ended March 31, 2000 and 1999 were constant at $1.2 million. In the three months ended March 31, 2000 and 1999, the Company paid an annual dividend of $0.10 per share to stockholders.

         The Company has a borrowing arrangement with a bank whereby the Company may, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings may be used for cash advances and letters of credit. The borrowing arrangement provides for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and is collateralized by substantially all the assets of the Company. As of March 31, 2000, the Company had no advances and $976,000 of letters of credit outstanding. The letters of credit expire through December 31, 2000.

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

         In March 1999, the Company completed the upgrade of its major software systems to a new release which has been certified as Year 2000 compliant. Additionally during 1999, the Company completed the internal testing of its information technology systems and addressed its non-information technology related systems. The Company has requested all significant third-party vendors to certify Year 2000 compliance. The costs of the Company's Year 2000 compliance project were not material to the Company's financial position.

         The Company has not experienced significant Year 2000-related issues over the Year 2000 transition. Although the Company believes it has taken the appropriate steps to address Year 2000 readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events. These forward looking statements involve risk and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Primary factors that could cause actual results to differ include those listed in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not applicable

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
         Not applicable

ITEM 2:  CHANGES IN SECURITIES
         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5:  OTHER INFORMATION
         Not applicable

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

                                    BIG DOG HOLDINGS, INC.



May 12, 2000                        /s/ ANDREW D. FESHBACH
                                    ----------------------
                                    Andrew D. Feshbach
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



May 12, 2000                        /s/ ROBERTA J. MORRIS
                                    ---------------------
                                    Roberta J. Morris
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)