Form 10-Q
period 2000-06-30
BIG DOG HOLDINGS INC
filed 2000-08-14
CIK 1019439

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-22963

                             BIG DOG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   52-186866
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

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 4, 2000 was 11,976,350 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                             NO.

PART I.          FINANCIAL INFORMATION................... .....................3

ITEM 1:          FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS
                 June 30, 2000 and December 31, 1999...........................3

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months and six months ended June 30, 2000 and 1999......4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six months ended June 30, 2000 and 1999.......................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................6

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.....................................7

ITEM 3:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...10

PART II.         OTHER INFORMATION............................................10

ITEM 1:          LEGAL PROCEEDINGS............................................10

ITEM 2:          CHANGES IN SECURITIES........................................10

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES..............................10

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........10

ITEM 5:          OTHER INFORMATION............................................11

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K.............................11

SIGNATURES       .............................................................11

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,             December 31,
                                                                                          2000                   2000
                                                                                   -------------------    ------------------
                                                                                      (Unaudited)
                                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents........................................                     $ 4,322,000           $17,925,000
   Accounts receivable, net.........................................                       1,123,000               968,000
   Inventories......................................................                      29,879,000            19,950,000
   Prepaid expenses and other current assets........................                       1,851,000             1,107,000
   Deferred income taxes............................................                       1,684,000               875,000
                                                                                   -------------------    ------------------
     Total current assets...........................................                      38,859,000            40,825,000
PROPERTY AND EQUIPMENT, Net.........................................                      11,032,000            12,037,000
INTANGIBLE ASSETS, Net..............................................                         143,000               117,000
OTHER ASSETS........................................................                       3,485,000             3,434,000
                                                                                   -------------------    ------------------
TOTAL...............................................................                     $53,519,000           $56,413,000
                                                                                   ===================    ==================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.................................................                     $ 5,806,000           $ 3,411,000
   Income taxes payable.............................................                           7,000             1,768,000
   Accrued expenses and other current liabilities...................                       2,294,000             3,184,000
                                                                                   -------------------    ------------------
     Total current liabilities......................................                       8,107,000             8,363,000
DEFERRED RENT.......................................................                         887,000               878,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................                         485,000               512,000
                                                                                   -------------------    ------------------
   Total liabilities................................................                       9,479,000             9,753,000
                                                                                   -------------------    ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares
     Authorized, none issued and outstanding........................                     $     ---             $     ---
   Common stock, $.01 par value, 30,000,000 shares
     Authorized, 13,183,550 issued at  June 30, 2000 and
     December 31, 1999..............................................                         132,000               132,000
   Additional paid-in capital.......................................                      42,417,000            42,417,000
   Retained earnings................................................                       9,258,000            11,750,000
   Treasury stock, 1,207,200 and 1,183,200 shares at June 30,
      2000 and December 31, 1999....................................                      (7,113,000)           (7,006,000)
   Notes receivable from common stockholders........................                        (654,000)             (633,000)
                                                                                   -------------------    ------------------
     Total stockholders' equity.....................................                      44,040,000            46,660,000
                                                                                   -------------------    ------------------
TOTAL...............................................................                     $53,519,000           $56,413,000
                                                                                   ===================    ==================

                                               See accompanying notes.



                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                             Three Months Ended                           Six Months Ended
                                                                  June 30,                                    June 30,
                                                       ---------------------------------          ----------------------------------
                                                          2000                 1999                  2000                   1999
                                                       -------------       -------------          -------------        -------------

NET SALES......................................        $ 26,205,000        $ 24,093,000           $ 42,791,000         $ 40,836,000
COST OF GOODS SOLD.............................          10,682,000           9,533,000             18,112,000           17,389,000
                                                       -------------       -------------          -------------        -------------
GROSS PROFIT...................................          15,523,000          14,560,000             24,679,000           23,447,000
                                                       -------------       -------------          -------------        -------------
OPERATING EXPENSES:
           Selling, marketing and distribution.          12,537,000          12,107,000             24,323,000           23,430,000
           General and administrative..........           1,342,000           1,249,000              2,671,000            2,464,000
                                                       -------------       -------------          -------------        -------------
                    Total operating expenses...          13,879,000          13,356,000             26,994,000           25,894,000
                                                       -------------       -------------          -------------        -------------
INCOME (LOSS) FROM OPERATIONS..................           1,644,000           1,204,000             (2,315,000)          (2,447,000)
INTEREST INCOME, NET...........................             (44,000)               ---                (215,000)             (94,000)
                                                       -------------       -------------          -------------        -------------
INCOME (LOSS) BEFORE PROVISION
           (BENEFIT) FOR INCOME TAXES..........           1,688,000           1,204,000             (2,100,000)          (2,353,000)
PROVISION (BENEFIT) FOR INCOME TAXES...........             650,000             470,000               (808,000)            (917,000)
                                                       -------------       -------------          -------------        -------------
NET INCOME (LOSS)..............................        $  1,038,000        $    734,000           $ (1,292,000)        $ (1,436,000)
                                                       =============       =============          =============        =============
NET INCOME (LOSS) PER SHARE
           BASIC AND DILUTED...................        $       0.09        $       0.06           $      (0.11)        $      (0.12)
                                                       =============       =============        ================       =============

WEIGHTED AVERAGE SHARES
           OUTSTANDING:

           BASIC...............................          11,986,000          12,029,000             11,986,000            12,064,000
           DILUTED.............................          12,070,000          12,160,000             11,986,000            12,064,000

                             See accompanying notes.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  -------------------------------
                                                                        2000            1999
                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................      $  (1,292,000)   $  (1,436,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization..........................          1,997,000        2,053,000
     Provision for losses on receivables....................             22,000           27,000
     Loss on disposition of property and equipment..........              2,000           15,000
     Deferred income taxes..................................           (808,000)        (916,000)
     Changes in operating assets and liabilities:
          Receivables.......................................           (177,000)          50,000
          Inventories.......................................         (9,929,000)      (2,534,000)
          Prepaid expenses and other assets.................           (744,000)        (581,000)
          Accounts payable..................................          2,395,000          577,000
          Income taxes payable..............................         (1,761,000)      (2,477,000)
          Accrued expenses and other current liabilities....           (890,000)        (920,000)
          Deferred Rent.....................................              9,000           46,000
          Deferred gain on sale-leaseback...................            (27,000)            ---
                                                                  --------------   --------------
               Net cash used in operating activities                (11,203,000)      (6,096,000)
                                                                  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures......................................           (979,000)      (3,049,000)
  Principal repayments of notes receivable..................            (81,000)          12,000
  Other.....................................................            (33,000)          19,000
                                                                  --------------    -------------
               Net cash used in investing activities........         (1,093,000)      (3,018,000)
                                                                  --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repurchase of common stock................................           (107,000)        (512,000)
  Dividend payment..........................................         (1,200,000)      (1,210,000)
                                                                  --------------    -------------
               Net cash used in financing activities........         (1,307,000)      (1,722,000)
                                                                  --------------    -------------
NET DECREASE IN CASH........................................        (13,603,000)     (10,836,000)
CASH, BEGINNING OF PERIOD...................................         17,925,000       13,458,000
                                                                  --------------    -------------
CASH, END OF PERIOD.........................................      $   4,322,000     $  2,622,000
                                                                  ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                      $        ---      $     15,000
    Income taxes                                                  $   1,761,000     $  2,474,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  In April 2000, the Company purchased $420,000 of PetSmart.com Series D preferred stock from certain officers and other individuals of the Company in exchange for cash and the related notes.

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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. Short-term Borrowings

         The Company had a borrowing arrangement with a bank whereby the Company could, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings could be used for cash advances and letters of credit. The borrowing arrangement provided for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and was collateralized by substantially all the assets of the Company. As of June 30, 2000, the Company had no advances and $2,086,000 of letters of credit outstanding. This borrowing arrangement terminated upon commencement of the $30 million revolving credit facility - see note 4. The letters ofcredit opened under this arrangement will continue through their respective expiration dates, the latest of which expires December 31, 2000.

NOTE 3. Dividend Paid

         On March 27, 2000, the Company paid an annual dividend to stockholders of record at the close of business on March 11, 2000, in the amount of $0.10 per share, totaling $1,200,000.

NOTE 4. Stockholder's Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between January 1, 2000 and July 31, 2000, the Company repurchased 19,000 shares of common stock.

         On July 31, 2000, the Company announced that its Board of Directors authorized the Company to purchase by tender offer up to 3.5 million shares of the Company's common stock at $6.25 per share, which represents approximately 29% of the outstanding shares. The offer commenced on August 2, 2000 and will expire on August 30, 2000. The Company intends to fund the tender offer from available cash and borrowing under a new $30 million, three year reducing revolving credit facility entered into with a bank on July 28, 2000. The facility is secured by substantially all assets of the Company and requires the compliance of various financial, affirmative and negative convents. The agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $26.2 million for the three months ended June 30, 2000 from $24.1 million for the same period in 1999, an increase of $2.1 million or 8.7%. Of the increase, $0.5 million was attributable to a 2.1% comparable stores sales increase and $1.8 million from stores not yet qualifying as comparable stores, net of a $0.2 million decrease in mail order sales.

         GROSS PROFIT. Gross profit increased to $15.5 million for the three months ended June 30, 2000 from $14.6 million for the same period in 1999, an increase of $0.9 million or 6.2%. As a percentage of net sales, gross profit decreased to 59.2% in the three months ended June 30, 2000 from 60.4% in the same period in 1999. This 1.2% decrease was due in part to an increase in product overhead costs of approximately 0.8% as well as a change in the sales product mix and promotion strategy.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $12.5 million in the three months ended June 30, 2000 from $12.1 million in the same period for 1999, an increase of $0.4 million, or 3.3%. As a percentage of net sales, these expenses decreased to 47.8% in the three months ended June 30, 2000 from 50.3% in the same period in 1999, a decrease of 2.5%. During the three months ended June 30, 2000, the Company had an average of 194 stores in operation, compared to an average of 176 stores in the same period
1999. The increase  in  selling,   marketing  and   distribution   expenses  is
primarily attributable to additional store operating costs of $0.8 million and a $0.2 million increase in promotion and marketing expense. This is offset by a $0.6 million decrease in catalog costs due to a reduction in the catalog circulation plan in second quarter 2000 compared to the same period in 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.3 million for the three months ended June 30, 2000 from $1.2 million for the same period 1999, an increase of $0.1 million, or 8.3%. As a percentage of net sales, these expenses decreased to 5.1% in the three months ended June 30, 2000 from 5.2% in the same period in 1999. The percentage decrease in general and administrative expenses is attributable of spreading these expenses over a larger revenue base.

         INTEREST INCOME. Interest income increased to $44,000 in the three months ended June 30, 2000 from no interest income in the same period in 1999, principally due to higher average cash balances in 2000.

Six Months Ended June 30, 2000 and 1999

         NET SALES. Net sales increased to $42.8 million for the six months ended June 30, 2000 from $40.8 million for the same period in 1999, an increase of $2.0 million or 4.9%. Of the increase, $2.7 million was attributable to stores not yet qualifying as comparable stores, net of a $0.4 million decrease in the Company's wholesale business and a $0.3 million decrease in mail order sales. Comparable store sales remained flat for the six month period ended June 30, 2000, compared to the same period 1999.

         GROSS PROFIT. Gross profit increased to $24.7 million for the six months ended June 30, 2000 from $23.4 million for the same period in 1999, an increase of $1.3 million or 5.6%. As a percentage of net sales, gross profit increased to 57.7% in the three months ended June 30, 2000 from 57.4% in the same period in 1999.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $24.3 million in the six months ended June 30, 2000 from $23.4 million in the same period for 1999, an increase of $0.9 million, or 3.8%. As a percentage of net sales, these expenses decreased to 56.8% in the six months ended June 30, 2000 from 57.4% in the same period in 1999, a decrease of 0.6%. During the six months ended June 30, 2000, the Company had an average of 192 stores in operation, compared to an average of 176 stores open in the same period 1999. The increase in selling, marketing and distribution expenses is primarily attributable to additional store operating costs of $1.6 and a $0.2 million increase in promotion and advertising expense. This is offset by insurance proceeds of approximately $0.3 million and a $0.6 million decrease in mail order catalog costs due to a reduction in the catalog circulation plan in the first half of 2000 compared to the same period in 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.7 million for the six months ended June 30, 2000 from $2.5 million for the same period 1999, an increase of $0.2 million, or 8.0%. As a percentage of net sales, these expenses increased to 6.2% in the six months ended June 30, 2000 from 6.0% in the same period in 1999.

         INTEREST INCOME. Interest income increased to $0.2 million in the six months ended June 30, 2000 from $0.1 million in the same period in 1999, principally due to higher average cash balances in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000, the Company's primary uses of cash were for merchandise inventories, income taxes, dividends paid to stockholders and capital expenditures. The Company satisfied its cash requirements primarily from cash flow from operations and excess cash.

         Cash used in operating activities was $11.2 million and $6.1 million for the first six months ended June 30, 2000 and 1999, respectively. The $5.1 million increase was primarily due to earlier and increased purchasing of inventory for the first six months in 2000.

         Cash used in investing activities for the six months ended June 30, 2000 and 1999 were $1.1 million and $3.0 million, respectively. Cash flows used in investment activities in the first six months of 2000 primarily related to 11 new store openings and capital additions to the Company's existing stores. Cash flows used in investment activities in the first six months of 1999 related primarily to the build-out of the second floor mezzanine at the Company's distribution facility, 6 new store openings and capital additions to the Company's existing stores.

         Cash used in financing activities in the six months ended June 30, 2000 and 1999 were $1.3 million and $1.7 million, respectively. In the six months ended June 30, 2000 and 1999, the Company paid an annual dividend of $0.10 per share to stockholders.

         The Company had a borrowing arrangement with a bank whereby the Company could, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings could be used for cash advances and letters of credit. The borrowing arrangement provided for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and was collateralized by substantially all the assets of the Company. As of June 30, 2000, the Company had no advances and $2,086,000 of letters of credit outstanding. The letters of credit opened under this arrangement will continue through their respective expiration dates, the latest of which expires December 31, 2000. This borrowing arrangement terminated upon commencement of a new $30 million, three year reducing revolving credit facility entered into with a bank on July 28, 2000. The new facility is secured by substantially all assets of the Company and requires the compliance of various financial, affirmative and negative convents. The agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios.

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

                  The Registrant's Annual Meeting of Stockholders was held on June 2, 2000.

                  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement. Such nominees were elected.

                  The matters voted upon at the Annual Meeting and the results thereof were as follows:

                  1. To elect Class III Directors, each to hold office for a three-year term and until each of their successors are elected and qualified.

                                                 FOR           WITHHELD
                       Fred Kayne              11,265,651        6,816
                       Andrew D. Feshbach      11,265,651        6,816

                  2. To ratify the election of Deloitte & Touche LLP as independent certified public accounts for the year ending December 31, 2000.

                                       FOR           AGAINST           ABSTAINED
                                    11,265,014        3,953              3,500

ITEM 5:  OTHER INFORMATION
                  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits

              Exhibit No.         Document Description
              -----------         --------------------

                27.1              Financial Data Schedule

                10.1 Credit Agreement among the Company, Big Dog USA, Inc., Bank of America, N.A., Israel Discount Bank and Santa Barbara Bank & Trust dated July 28, 2000 *

         (b) Reports on Form 8-K
             Not applicable

          * Incorporated by reference from the Company's Schedule TO filed July 31, 2000

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BIG DOG HOLDINGS, INC.



August 11, 2000                            /s/ ANDREW D. FESHBACH
                                           -------------------
                                           Andrew D. Feshbach
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



August 11, 2000                            /s/ ROBERTA J. MORRIS
                                           ---------------------
                                           Roberta J. Morris
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)