Form 10-Q
period 2000-09-30
BIG DOG HOLDINGS INC
filed 2000-11-14
CIK 1019439

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

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

          X  Yes                                                  No
         ---                                                  ---

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 6, 2000 was 8,483,284 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                             NO.

PART I.        FINANCIAL INFORMATION...........................................3

ITEM 1:        FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS
               September 30, 2000 and December 31, 1999........................3

               CONSOLIDATED STATEMENTS OF OPERATIONS
               Three months and nine months ended September 30, 2000 and 1999..4

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine months ended September 30, 2000 and 1999...................5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................6

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.......................................7

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....10

PART II.       OTHER INFORMATION..............................................10

ITEM 1:        LEGAL PROCEEDINGS..............................................10

ITEM 2:        CHANGES IN SECURITIES..........................................11

ITEM 3:        DEFAULTS UPON SENIOR SECURITIES................................11

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............11

ITEM 5:        OTHER INFORMATION..............................................11

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K...............................11

SIGNATURES     ...............................................................12

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,         December 31,
                                                                                          2000                  1999

                                                                                    ------------------    -------------------
                                                                                       (Unaudited)
                                                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents........................................                      $  989,000            $17,925,000
   Accounts receivable, net.........................................                         555,000                968,000
   Inventories......................................................                      36,989,000             19,950,000
   Prepaid expenses and other current assets........................                       1,158,000              1,107,000
   Deferred income taxes............................................                       1,552,000                875,000
                                                                                    ------------------    -------------------
     Total current assets...........................................                      41,243,000             40,825,000
PROPERTY AND EQUIPMENT, Net.........................................                      10,028,000             12,037,000
INTANGIBLE ASSETS, Net..............................................                         143,000                117,000
OTHER ASSETS........................................................                       3,603,000              3,434,000
                                                                                    ------------------    -------------------
TOTAL...............................................................                     $55,017,000            $56,413,000
                                                                                    ==================    ===================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings............................................                     $19,875,000            $      ---
   Accounts payable.................................................                       5,356,000              3,411,000
   Income taxes payable..............................................                      1,475,000              1,768,000
   Accrued expenses and other current liabilities...................                       1,932,000              3,184,000
                                                                                    ------------------    -------------------
     Total current liabilities......................................                      28,638,000              8,363,000
DEFERRED RENT.......................................................                         853,000                878,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................                         472,000                512,000
                                                                                    ------------------    -------------------
   Total liabilities................................................                      29,963,000              9,753,000
                                                                                    ------------------    -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares
     authorized, none issued and outstanding........................                     $      ---             $      ---
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 13,183,550 issued at  September 30, 2000 and

      December 31, 1999.............................................                         132,000                132,000
   Additional paid-in capital.......................................                      42,441,000             42,417,000
   Retained earnings................................................                      11,536,000             11,750,000
   Treasury stock, 4,700,266 and 1,183,200 shares at
      September 30, 2000 and December 31, 1999......................                     (29,055,000)            (7,006,000)
   Notes receivable from common stockholders........................                            ---                (633,000)
                                                                                    ------------------    -------------------
     Total stockholders' equity.....................................                      25,054,000             46,660,000
                                                                                    ------------------    -------------------
TOTAL...............................................................                     $55,017,000            $56,413,000
                                                                                    ==================    ===================

                                               See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                              Three Months Ended                         Nine Months Ended
                                                                 September 30,                             September 30,
                                                     --------------------------------------     ------------------------------------
                                                           2000                 1999                  2000                  1999
                                                     ------------------    ----------------     ---------------    -----------------

NET SALES                                                 $ 31,505,000        $ 29,596,000         $ 74,296,000        $ 70,432,000
COST OF GOODS SOLD                                          12,974,000          11,442,000           31,086,000          28,831,000
                                                     ------------------    ----------------     ---------------    -----------------
GROSS PROFIT                                                18,531,000          18,154,000           43,210,000          41,601,000
                                                     ------------------    ----------------     ---------------    -----------------
OPERATING EXPENSES:
           Selling, marketing and distribution              13,350,000          12,240,000           37,673,000          35,670,000
           General and administrative                        1,252,000           1,242,000            3,923,000           3,706,000
                                                      -----------------    ----------------     ---------------    -----------------
                       Total operating expenses             14,602,000          13,482,000           41,596,000          39,376,000
                                                     ------------------    ----------------     ---------------    -----------------
INCOME FROM OPERATIONS                                       3,929,000           4,672,000            1,614,000           2,225,000

INTEREST EXPENSE (INCOME), NET                                 144,000             (76,000)             (71,000)           (170,000)
                                                     ------------------    ----------------     -------------------    -------------
INCOME BEFORE PROVISION
           FOR INCOME TAXES                                  3,785,000           4,748,000            1,685,000           2,395,000

PROVISION FOR INCOME
           TAXES                                             1,506,000           1,861,000              698,000             944,000
                                                     ------------------    ----------------     -------------------    -------------
NET INCOME                                                 $ 2,279,000         $ 2,887,000           $  987,000         $ 1,451,000
                                                     ==================    ================     ===================    =============
NET INCOME PER SHARE
           BASIC                                           $      0.21         $      0.24           $     0.09         $      0.12
           DILUTED                                                0.21                0.24                 0.08                0.12
                                                     ==================    ================     ===================    =============

WEIGHTED AVERAGE SHARES
           OUTSTANDING:
           BASIC                                            10,801,000          12,002,000           11,587,000          12,043,000
           DILUTED                                          10,915,000          12,150,000           11,697,000          12,180,000

                             See accompanying notes.




                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Nine Months Ended
                                                                                            September 30,

                                                                              -------------------------------------------
                                                                                     2000                    1999
                                                                              -------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.......................................................           $   987,000            $  1,451,000
     Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization...................................             3,330,000               3,098,000
      Provision for losses on receivables.............................                27,000                  35,000
      Loss on disposition of property and equipment...................               (34,000)               (504,000)
      Deferred income taxes...........................................              (677,000)               (272,000)
      Changes in operating assets and liabilities:
                  Receivables.........................................               386,000                 189,000
                  Inventories.........................................           (17,039,000)             (5,515,000)
                  Prepaid expenses and other assets...................               (51,000)             (1,051,000)
                  Accounts payable....................................             1,945,000               1,777,000
                  Income taxes payable................................              (293,000)             (1,481,000)
                  Accrued expenses and other current liabilities......            (1,252,000)               (609,000)
                  Deferred rent.......................................               (25,000)                 48,000
                  Deferred gain on sale-leaseback.....................               (40,000)                525,000
                                                                                -------------------      ------------------
                        Net cash used in operating activities.........           (12,736,000)             (2,309,000)
                                                                                -------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.............................................            (1,353,000)             (3,878,000)
     Investments......................................................                  ---                 (126,000)
     Proceeds from sale of capitalized assets.........................                90,000               2,134,000
     Principal repayments of notes receivable.........................               573,000                  12,000
     Other............................................................              (161,000)                  4,000
                                                                              -------------------      ------------------
                        Net cash used in investing activities                       (851,000)             (1,854,000)
                                                                              -------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock......................................            (22,049,000)               (512,000)
     Proceeds from issuance of warrants..............................                   ---                  120,000
     Proceeds from exercise of stock options.........................                 25,000                    ---
     Dividend payment................................................             (1,200,000)             (1,210,000)
     Short-term borrowings, net......................................             19,875,000                    ---
                                                                              -------------------      ------------------
                        Net cash used in financing activities........             (3,349,000)             (1,602,000)
                                                                              -------------------      ------------------
NET DECREASE IN CASH.................................................            (16,936,000)             (5,765,000)

CASH, BEGINNING OF PERIOD............................................             17,925,000              13,458,000
                                                                              -------------------      ------------------
CASH, END OF PERIOD..................................................            $   989,000            $  7,693,000
                                                                              ===================      ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
      Interest.......................................................            $    26,000            $     15,000
      Income taxes...................................................            $ 1,667,000            $  2,696,000


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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. Short-term Borrowings

         The Company had a borrowing arrangement with a bank whereby the Company could, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings could be used for cash advances and letters of credit. The borrowing arrangement provided for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and was collateralized by substantially all the assets of the Company. This borrowing arrangement terminated upon commencement of the $30 million revolving credit facility discussed below. The letters of credit opened under this arrangement will continue through their respective expiration dates, the latest of which expires December 31, 2000. As of September 30, 2000, the Company had no advances and $250,000 of letters of credit outstanding.

         In conjunction with the Company's tender offer to purchase up to 3.5 million shares of the Company's common stock (see note 4), the Company entered into a new $30 million three-year reducing revolving credit facility on July 28, 2000. The facility is secured by substantially all assets of the Company and requires the compliance of various financial, affirmative and negative covenants. The agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of September 30, 2000 the Company had $19,875,000 outstanding on this line of credit.

NOTE 3. Dividend Paid

         On March 27, 2000, the Company paid a dividend to stockholders of record at the close of business on March 11, 2000, in the amount of $0.10 per share, totaling $1,200,000.

NOTE 4. Stockholder's Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between January 1, 2000 and July 31, 2000, the Company repurchased 19,000 shares of common stock.

         On July 31, 2000, the Company announced that its Board of Directors authorized the Company to purchase by tender offer up to 3.5 million shares of the Company's common stock at $6.25 per share, which represented approximately 29% of the outstanding shares. The offer commenced on August 2, 2000 and expired on August 30, 2000. The offer was fully subscribed and the Company funded the tender offer in the amount of $21,875,000 on September 1, 2000 from available cash and a borrowing under a new $30 million revolving credit facility (see note
2).

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

CHANGE IN FINANCIAL CONDITION

         The Company's balance sheet as of September 30, 2000 shows the effect of the Company's repurchase of 3.5 million shares at a price of $6.25 per share in a self tender offer. The tender offer was financed with a bank loan of $19,875,000. As a result, stockholders' equity decreased to $25,054,000 as of September 30, 2000 from $46,660,000 as of December 31, 1999 and current liabilities increased to $28,638,000 as of September 30, 2000, compared to $8,363,000 at December 31, 1999. Inventories increased to $36,989,000 at September 30, 2000 from $19,950,000 at December 31, 1999. This increase was largely attributable to a timing difference in the reporting periods as well as increased inventory levels and purchasing for new stores.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $31.5 million for the three months ended September 30, 2000 from $29.6 million for the same period in 1999, an increase of $1.9 million or 6.4%. Of the increase, $0.9 million was attributable to a 3.3% comparable stores sales increase and $1.8 million from the addition of 14 new stores not yet qualifying as comparable stores, net of a $0.8 million decrease in wholesale, mail order, and other sales.

         GROSS PROFIT. Gross profit increased to $18.5 million for the three months ended September 30, 2000 from $18.2 million for the same period in 1999, an increase of $0.3 million or 1.6%. As a percentage of net sales, gross profit decreased to 58.8% in the three months ended September 30, 2000 from 61.3% in the same period in 1999. This 2.5% decrease was due in part to an increase in product overhead costs of approximately 0.8%, non-recurring license and wholesale revenue of 0.9%, as well as a change in the sales product mix and promotion strategy of approximately 0.8%.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $13.4 million in the three months ended September 30, 2000 from $12.2 million in the same period for 1999, an increase of $1.2 million, or 9.8%. As a percentage of net sales, these expenses increased to 42.4% in the three months ended September 30, 2000 from 41.4% in the same period in 1999, an increase of 1.0%. During the three months ended September 30, 2000, the Company had an average of 198 stores in operation, compared to an average of 184 stores in the same period 1999. The increase in selling, marketing and distribution expenses is primarily attributable to approximately $0.9 million in additional store operating costs associated with new stores opened and store closure expenses, and higher labor costs of approximately $0.5 million. This is offset by a $0.2 million decrease in catalog costs due to a reduction in the catalog circulation plan in the third quarter 2000 compared to the same period in 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.3 million for the three months ended September 30, 2000 from $1.2 million for the same period 1999, an increase of $0.1 million, or 8.3%. As a percentage of net sales, these expenses decreased to 4.0% in the three months ended September 30, 2000 from 4.2% in the same period in 1999. The percentage decrease in general and administrative expenses is attributable of spreading these expenses over a larger revenue base.

         INTEREST EXPENSE. Interest expense increased to $144,000 in the three months ended September 30, 2000 from $76,000 interest income in the same period in 1999, primarily due to interest on the $19,875,000 outstanding loan used to finance the self tender offer.

         NET INCOME. Net income decreased to $2,279,000 in the three months ended September 30, 2000, or $.21 per share from $2,887,000, or $.24 per share in the same period in 1999.

Nine Months Ended September 30, 2000 and 1999

         NET SALES. Net sales increased to $74.3 million for the nine months ended September 30, 2000 from $70.4 million for the same period in 1999, an increase of $3.9 million or 5.5%. Of the increase, $4.6 million was attributable to stores not yet qualifying as comparable stores, and $0.9 million was attributable to a comparable store sales increase of 1.4%, net of a $1.1 million decrease in the Company's wholesale and other business and a $0.5 million decrease in mail order sales. During the nine months ended September 30, 2000, the Company had an average of 194 stores in operation, compared to an average of 183 stores open in the same period 1999.

         GROSS PROFIT. Gross profit increased to $43.2 million for the nine months ended September 30, 2000 from $41.6 million for the same period in 1999, an increase of $1.6 million or 3.8%. As a percentage of net sales, gross profit decreased to 58.2% in the nine months ended September 30, 2000 from 59.1% in the same period in 1999. This 0.9% decrease for the nine month period is primarily attributable to an increase in product overhead costs.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $37.7 million in the nine months ended September 30, 2000 from $35.7 million in the same period for 1999, an increase of $2.0 million, or 5.6%. As a percentage of net sales, these expenses increased to 50.7% in the nine months ended September 30, 2000 from 50.6% in the same period in 1999, an increase of 0.1%. The increase in selling, marketing and distribution expenses is primarily attributable to operating costs for new stores of approximately $3.0 million. This is offset by $0.3 million decrease in promotion and advertising expense in addition to a $0.7 million decrease in mail order catalog costs due to a reduction in the catalog circulation plan in the first three quarters of 2000 compared to the same period in 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3.9 million for the nine months ended September 30, 2000 from $3.7 million for the same period 1999, an increase of $0.2 million, or 5.4%. As a percentage of net sales, these expenses remained at 5.3% for the nine months ended September 30, 2000, as compared to the same period in 1999.

         INTEREST INCOME. Interest income decreased to $0.1 million in the nine months ended September 30, 2000 from $0.2 million in the same period in 1999, principally due to lower average cash balances in 2000.

         NET INCOME. Net income decreased to $987,000 in the nine months ended September 30, 2000, or $.09 per basic share ($.08 per diluted share) from $1,451,000, or $.12 per basic and diluted share in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2000, the Company's primary uses of cash were for the repurchase of common stock, merchandise inventories, income taxes, capital expenditures, and dividends paid to stockholders. The Company satisfied its cash requirements primarily from cash flow from operations.

         Cash used in operating activities was $12.7 million and $2.3 million for the first nine months ended September 30, 2000 and 1999, respectively. The $10.4 million increase was primarily due to earlier and increased purchasing of inventory for the first nine months in 2000.

         Cash used in investing activities for the nine months ended September 30, 2000 and 1999 were $0.9 million and $1.9 million, respectively. Cash flows used in investment activities in the first nine months of 2000 primarily related to 12 new store openings and capital additions to the Company's existing stores. Cash flows used in investment activities in the first nine months of 1999 related primarily to the build-out of the second floor mezzanine at the Company's distribution facility, 11 new store openings and capital additions to the Company's existing stores.

         Cash used in financing activities in the nine months ended September 30, 2000 and 1999 were $3.3 million and $1.6 million, respectively. In the nine months ended September 30, 2000 and 1999, the Company paid a dividend of $0.10 per share to stockholders. In the nine months ended September 30, 2000 the Company also repurchased approximately $21.9 million of common stock. The Company financed this repurchase primarily by a $19,875,000 draw on its line of credit.

         The Company had a borrowing arrangement with a bank whereby the Company could, from time to time and upon approval from the bank, borrow up to $8 million. Such borrowings could be used for cash advances and letters of credit. The borrowing arrangement provided for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and was collateralized by substantially all the assets of the Company. The letters of credit opened under this arrangement will continue through their respective expiration dates, the latest of which expires December 31, 2000. As of September 30, 2000, the Company had no advances and $250,000 of letters of credit outstanding. This borrowing arrangement terminated upon commencement of a new $30 million, three-year reducing revolving credit facility entered into with a bank on July 28, 2000. The new facility is secured by substantially all assets of the Company and requires the compliance of various financial, affirmative and negative covenants, including maintenance of certain financial ratios and restrictions on dividends. The Company was in compliance with all covenants as of September 30, 2000. The agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of September 30, 2000, the Company had $19,875,000 outstanding on this line of credit.

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

ITEM 1:  LEGAL PROCEEDINGS
                  Not applicable

ITEM 2:  CHANGES IN SECURITIES
                  Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5:  OTHER INFORMATION
                  On July 31, 2000, the Company announced that its Board of Directors authorized the Company to purchase by tender offer up to 3.5 million shares of the Company's common stock at $6.25 per share, which represented approximately 29% of the outstanding shares. The offer commenced on August 2, 2000 and expired on August 30, 2000. The offer was fully subscribed and the Company funded the tender offer in the amount of $21,875,000 on September 1, 2000 from available cash and a borrowing under a new $30 million revolving credit facility. As a result of the self tender offer, the Company's outstanding shares were reduced from 11,983,284 to 8,483,284.

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

                                        BIG DOG HOLDINGS, INC.



November 6, 2000                       /s/ ANDREW D. FESHBACH
                                       ----------------------
                                       Andrew D. Feshbach
                                       President and Chief Executive Officer
                                      (Principal Executive Officer)



November 6, 2000                      /s/ ROBERTA J. MORRIS
                                      ---------------------
                                      Roberta J. Morris
                                      Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)