Form 10-K
period 2000-12-31
BIG DOG HOLDINGS INC
filed 2001-03-30
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 1, 2001 was approximately $8.5 million. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders, are deemed to be held by non-affiliates.

         On March 1, 2001, the registrant had 8,484,084 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Big Dog Holdings, Inc. and its subsidiaries ("Big Dogs" or the "Company") develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. BIG DOGS(R) is an All-American, family-oriented brand that the Company believes has established a unique niche in its dedication to providing quality, value and fun. Big Dogs products were first sold in 1983, and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS(R) brand and related assets. Following the acquisition, Big Dogs initiated a strategy of leveraging the brand through dramatic expansion of its product line and rapid growth in its retail stores. The number of the Company's stores has grown from 5 in 1993 to 198 as of December 31, 2000.

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

         The BIG DOGS(R) brand is designed to appeal to men, women and children of all ages, particularly baby boomers and their kids, when they are engaged in leisure or recreational activities. Furthermore, the Company believes that the millions of dog and other pet owners in the United States, as well as children, have a strong natural affinity toward the dog-related images and themes in Big Dogs graphics. In addition, the Company believes that the positive image the brand brings to being a "Big Dog" has a special appeal to large-size customers. The Company's apparel products, which include a wide variety of basic apparel and related products, are developed with an emphasis on being functional rather than fashion-forward or trendy. These apparel products include graphic T-shirts, shorts, knit and woven shirts, fleece items, loungewear and boxer shorts. In addition to its BIG DOGS(R) line of activewear and casual sportswear for men and women, the Company has a LITTLE BIG DOGS(R) line of infants' and children's apparel and a BIG BIG DOGS(R) line of big-size apparel. The Company also sells a line of non-apparel products, including plush animals, stationery and pet products, which feature Big Dog graphics and are developed to complement its apparel.

         The Company reinforces its brand image by distributing BIG DOGS(R) products primarily through its own retail stores. This distribution strategy enables the Company to present a complete selection of its merchandise in a creative and fun environment. In addition, this strategy enables it to more effectively reach its targeted customers by locating stores in tourist-oriented and other casual environments where it believes consumers are more likely to be in the "Big Dog state of mind." The Company operates its retail stores in both outlet and full-price formats, depending on the location. In addition to its retail stores, Big Dogs markets its products through other channels, including its catalog, better wholesale and corporate accounts, website and licensing opportunities.

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

         MAINTAIN CONTROLLED DISTRIBUTION. Big Dogs sells its products primarily through its own stores and, to a lesser extent, through its catalog and website. By selling direct to its customers, Big Dogs is able to present its complete line of merchandise in a creative and fun environment. This also allows it to target its customers more precisely by locating its stores in tourist-oriented and other high-traffic areas where the Company believes consumers are more likely to be inclined to purchase Big Dogs' fun, casual apparel. Selling direct to the consumer also allows the Company (i) to enhance its margins while still providing customer value, (ii) to be more responsive to customer feedback, especially with regard to new product development, (iii) to reduce its need to build brand awareness through large-scale media advertising, and (iv) to collect customer names for its catalog through in-store sign-ups.

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

         EMPHASIZE GRASSROOTS MARKETING. The Company believes its most effective marketing is its products themselves and their presentation in the Company's retail stores, catalog and website. As a result, the Company has spent relatively little on advertising. Also important to Big Dogs' marketing strategy is its targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams), community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara), and corporate cross-promotions with leading consumer product companies (such as Nabisco and Kellogs).

         The Company's continued growth will depend to a significant degree on its ability to open and operate new stores, to increase net sales and profitability from the Company's existing stores, and to expand its other sources of revenue. Big Dogs' growth strategy is the continued expansion of its retail stores and increasing revenue from other non-retail sources, such as the licensing of its trademark worldwide, internet and other sales. The Company opened 16 new stores and closed 9 under-performing stores in 2000. The Company opens stores in locations and venues that management believes best target its customers and can be obtained on terms that meet its unit profitability requirements. Accordingly, the Company anticipates that the stores it opens in the near future will be located in a variety of venues, including outlet malls, stand-alone stores in tourist areas, tourist-oriented malls, regional malls, metropolitan and power center locations. These new markets and venues have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by the Company in its existing markets and venues.

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

         The majority of the Company's products range from between $4 and $45. The following table sets forth the approximate contribution that each of the Company's product categories made to total net sales in the Company's retail stores for the year ended December 31, 2000:

                                                                    % OF TOTAL
                                                                   RETAIL STORE*
                                                                     NET SALES
                                                                   -------------
Adult Apparel and Accessories .....................................     53.1%
Infants' and Children's Apparel and Accessories ...................     21.5
Big-size Apparel ..................................................     20.0
Non-Apparel Products ..............................................      5.4
                                                                        ----
Total .............................................................    100.0%
                                                                       -----

*Does not include catalog, wholesale and internet sales.

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

         Also important to the Company's marketing strategy is its targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams), community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara), and corporate cross-promotions with leading consumer product companies (such as Nabisco and Kellogs). The Company trains and incentivizes its store managers to actively involve their stores in local, grassroots activities. In addition, the Company utilizes billboard advertising designed to direct customers to local Big Dogs retail stores.

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

         In 2000, the Company's retail stores contributed approximately 93% of total net sales. As of December 31, 2000, the Company operated a total of 198 stores, 197 stores in 43 states and one store in Puerto Rico. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in the "Big Dog state of mind." In making site selections, the Company also considers a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.


The table below sets forth the number of stores located in each state or territory as of the end of 2000:

 State           No. of Stores           State            No. of Stores
 -----           -------------           -----            -------------
Alabama                      3         Missouri                       4
Alaska                       1         Nebraska                       1
Arizona                      7         Nevada                         3
California                  37         New Hampshire                  2
Colorado                     3         New Jersey                     2
Connecticut                  2         New Mexico                     1
Delaware                     3         New York                       7
Florida                     12         North Carolina                 6
Georgia                      6         Ohio                           4
Hawaii                       1         Oklahoma                       1
Idaho                        2         Oregon                         6
Illinois                     4         Pennsylvania                   7
Indiana                      4         South Carolina                 5
Iowa                         1         Tennessee                      6
Kansas                       2         Texas                          10
Louisiana                    1         Utah                           3
Maine                        2         Vermont                        2
Maryland                     5         Virginia                       4
Massachusetts                4         Washington                     5
Michigan                     5         Wisconsin                      4
Minnesota                    5         Wyoming                        1
Mississippi                  3

U.S. Territory      No. of Stores
-------------       -------------
Puerto Rico                  1

         The Company operates its retail stores in both outlet and full-price formats, depending on the location. Big Dogs' traditional emphasis has been on outlet malls because those malls are often located in tourist areas and attract significant numbers of Big Dogs' targeted customers. The Company anticipates that the stores it opens in the near future will be in a variety of venues, including outlet malls, stand-alone stores in tourist areas, tourist-oriented malls, regional malls, metropolitan and power center locations.

         The Company's outlet mall stores average approximately 2,800 square feet. The Company's outlet stores offer a complete and current line of the Company's products priced approximately 25% less than the same items are sold for in the Company's catalog and website, the Company's full-price stores and by other retailers. The Company opened 16 new stores and closed 9 under-performing stores during 2000. The Company's cost to open a store in 2000, including leasehold improvements and furniture and fixtures, was approximately $49,000 (net of tenant improvement allowances). The average per store initial inventory (partially financed by trade payables) for the new 2000 stores was approximately $59,000 and pre-opening expenses averaged approximately $16,000 per store. The average total cost to build new stores will vary in the future, depending on various factors, including local construction costs, changes in store format and design and tenant improvement allowances.

         Big Dogs store operations are managed by a Senior Vice President--Retail, Director of Retail Operations, three regional managers and approximately 15 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. The Company seeks to further enhance its customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, the Company has implemented employee training and incentive programs and encourages its sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. The Company believes its commitment to customer service enhances its ability to generate repeat business and to attract new customers. The Company also believes that the fun nature of its products and the growth of the Company create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

NON-RETAIL DISTRIBUTION

         Non-retail distribution channels, which include catalog and internet, wholesale and corporate sales, and licensing, represented approximately 7% of the Company's total net sales in 2000.

         CATALOG AND INTERNET. The Company's catalog is a key marketing piece for its products and stores. The Company's proprietary mailing list has been developed largely through sign-ups by customers in its retail stores rather than through active prospecting. Big Dogs' proprietary mailing list has over 700,000 active customer names. In June 1999, Big Dogs launched a limited offering of its products online at its www.BIGDOGS.com website. Based on the initial success of this e-commerce site, the Company substantially upgraded the website and made its entire product line available online in October 1999. As a result, internet sales increased rapidly and totaled $1.9 million for the year 2000. The Company believes its product is well suited for the internet market because of the Company's focus on graphics and apparel that is not only character-driven but basic in design and therefore easy to describe. Additionally, the increased focus on internet sales has allowed the Company to reduce its mailings of traditional paper catalogs and realize the related cost savings, while maintaining the same level of total catalog and internet sales as prior year. The Company's catalog and website enhance its overall product distribution by increasing access to customers who do not generally visit outlet centers where the Company's stores are primarily located. The Company is positive about its future prospects on the internet, especially since Big Dogs owns its own brand and controls its pricing and distribution. The Company's catalog and internet sales in 2000 were approximately $4.2 million, or approximately 4% of total net sales.

         WHOLESALE AND CORPORATE SALES. During 2000, the Company sold to over 500 wholesale accounts throughout the United States. The Company's wholesale sales in 2000 were approximately $3.3 million, or approximately 3% of total net sales.

         LICENSING. In August 2000, the Company entered into an agreement with BHPC Marketing, Inc. to represent the Company in the licensing of its trademarks worldwide. BHPC Marketing, Inc. has built its Southern California-based Beverly Hills Polo Club brand into a widely recognized and popular brand throughout the United States and more than 100 countries worldwide, with annual sales in excess of $300 million. The Company believes it has significant licensing opportunities worldwide. In 2001, the Company signed its first substantial international license of its Big Dog trademarks in South Korea for apparel and other products.

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

         The majority of Big Dogs' other products are manufactured overseas, primarily in Asia. In order to reduce the Company's exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, the Company utilizes a diverse group of vendors. Big Dogs sources product from approximately 100 unaffiliated vendors, including over 35 foreign vendors in a number of countries. In order to enhance its sourcing flexibility, the Company uses purchasing agents rather than operate its own foreign sourcing office. These agents assist the Company in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. The Company does not have supply contracts with any of its suppliers. Although the loss of major suppliers could have a significant effect on the Company's immediate operating results, the Company believes alternate sources of merchandise for most product categories are available at comparable prices and that it could replace these suppliers without any long-term adverse effect on the Company.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company is committed to utilizing technology to enhance its competitive position. The Company has put in place computer hardware, systems applications and networks that are the same as those used by a number of large retailers. These systems support the sales and distribution of products to its stores and customers and improve the integration and efficiency of its domestic and foreign sourcing operations. Big Dogs' MIS system provides integration of store, merchandising, distribution and financial systems. These systems include stock keeping unit ("SKU") and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on an IBM AS 400 platform and a Novell server network and utilize SVI (Island Pacific) software. The Company's point-of-sale ("POS") system consists of registers providing price look-up, e-mail and credit card and check authorization. Through automated two-way communication with each store, sales information, e-mail and timekeeping information are uploaded to the host system, and receiving, price changes and systems maintenance are down-loaded through the POS devices. Sales are updated daily in the merchandising report systems by polling sales from each store's POS terminals. The Company evaluates information obtained through daily polling, including a daily tracking of gross margin, to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise. Wholesale and catalog operations are also supported by MIS applications from established vendors, designed specifically to meet the unique requirements of these segments of the business. These applications include customer service phone center, order processing and mailing list maintenance.

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

TRADEMARKS

         The Company utilizes a variety of trademarks which it owns, including the U.S. registered trademarks BIG DOGS(R), BIG DOG SPORTSWEAR(R), dog logo, BIG DOG(R), LITTLE BIG DOGS(R) and BIG BIG DOGS(R). In addition, the Company has registered certain of its trademarks or has registration applications pending in over 22 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. From time to time in the course of business, the Company discovers products in the marketplace that the Company believes infringe upon its trademark rights or companies claim that a certain product or graphic of the Company may infringe on their intellectual property rights. The Company vigorously protects its trademarks and products. Actions against infringement include the use of cease and desist letters, administrative proceedings and lawsuits.



COMPETITION

         Although the level and nature of competition differ among the Company's product categories, the Company competes primarily on the basis of its brand image, offering a unique combination of quality, value and fun, and on other factors including product assortment, price, store location and layout, and customer service. The markets for each of the Company's products are highly competitive. The Company believes that its long-term competitive position will depend upon its ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices. Although the Company believes it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company competes with well-known apparel and specialty retail companies such as The GAP, Eddie Bauer and The Disney Stores, as well as a large number of national and regional department stores, specialty retailers and apparel designers and manufacturers. In addition, in recent years, the amount of casual sportswear and activewear manufactured specifically for department stores and sold under their own labels has significantly increased. Many of Big Dogs' competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company.

EMPLOYEES

         At March 1, 2001, the Company had approximately 600 full-time and 700 part-time employees. The number of part-time employees fluctuates significantly based on seasonal needs. None of the Company's employees are covered by collective bargaining agreements and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles and present and past positions of persons serving as executive officers of the Company as of March 1, 2001:

NAME                       AGE                                POSITION
Andrew D. Feshbach         40               President, Chief Executive Officer
                                             and Director
Douglas N. Nilsen          52               Executive Vice President -
                                             Merchandising
Anthony J. Wall            45               Executive Vice President -
                                             Business Affairs, General Counsel
                                             and Secretary
Roberta J. Morris          41               Chief Financial Officer, Treasurer
                                             and Assistant Secretary
Lee M. Cox                 32               Senior Vice President - Retail


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

         LEE M. COX joined the Company in September 2000 and has served as Senior Vice President - Retail since February 2001. From 1994 until September 2000, Mr. Cox was employed by Adidas Retail, Inc. in various capacities, most recently as Director of Retail Stores.

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

         The Company leases all of its store locations, which comprise an aggregate of approximately 540,000 square feet. Store leases are typically for a term of 5 years with a 5-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels.

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


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

         The common stock of the Company is traded on the NASDAQ National Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 1999 through the fourth quarter 2000, the high and low "sales" price of the shares of Common Stock of the Company, as reported on the NASDAQ National Market.

                                          2000                      1999
                                   ----------------          -----------------
                                     High     Low              High       Low
                                     ----     ---              ---        ---
First Quarter                      $ 7 3/8  $ 3 1/4          $ 9 1/2   $ 4 5/8
Second Quarter                       7        3 3/4            6 1/8     4 1/2
Third Quarter                        6 3/16   4 1/8            6         5 1/8
Fourth Quarter                       5        3 1/2            8 1/2     5

         On March 1, 2001, the last sales price of the Common Stock as reported on the NASDAQ National Market was $4 3/32 per share. As of March 1, 2001, there were approximately 156 shareholders of record of the Company's Common Stock.

         In February 1999, the Board of Directors approved an annual discretionary cash dividend to be determined by the Board each year based on the Company's year-end sales results. This dividend was declared in the amount of $0.10 per share and paid in March 1999 and again in March 2000. In connection with the repurchase of stock in September 2000, described below, the Company entered into a $30.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders. The Credit Agreement prohibits the payment of dividends by the Company. The Company has not paid a dividend in 2001 and does not expect to pay dividends in the foreseeable future.

         On August 31, 1999, the Company sold a warrant for the purchase of 121,000 shares of common stock of the Company to PETsMART.com, Inc. for $121,000 with an exercise price of $10 per share. Such sale was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2), as a transaction not involving a public offering.

         On July 31, 2000, the Company announced that its Board of Directors authorized the Company to purchase by tender offer and retire up to 3.5 million shares of the Company's common stock at $6.25 per share, which represented approximately 29% of the outstanding shares. The tender offer commenced on August 2, 2000 and expired on August 30, 2000. The tender offer was fully subscribed and the Company funded the total repurchase price of $22.0 million on September 1, 2000 from available cash and borrowings under the Credit Agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K


                                                                    YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                     2000        1999        1998        1997         1996
                                                     ----        ----        ----        ----         ----
                                                      (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales.......................................    $ 115,280   $ 109,573   $ 100,677    $ 86,181   $ 68,683
Cost of goods sold..............................       48,836      46,491      41,236      36,328     29,720
                                                   ----------   ----------  ----------  ---------- ---------
Gross profit....................................       66,444      63,082      59,441      49,853     38,963
                                                   ----------   ----------  ----------  ----------  --------
Selling, marketing and distribution expenses....       49,680      46,643      44,785      37,683     31,137
General and administrative expenses.............        4,861       4,412       4,548       3,984      3,298
                                                  -----------  ----------- -----------  ---------- ---------
Total operating expenses........................       54,541      51,055      49,333      41,667     34,435
                                                   ----------   ----------  ----------   ---------  --------
EBITDA (1) .....................................       11,903      12,027      10,108       8,186      4,528
Depreciation and amortization ..................        4,029       4,090       3,752       2,620      1,811
Write-off of impaired asset ....................        3,000         ---         ---         ---        ---
Interest expense (income), net..................          338        (395)       (350)      1,268      1,647
                                                    ---------  ----------   ---------  ----------  ---------
Income before provision for income taxes........        4,536       8,332       6,706       4,298      1,070
Provision for income taxes......................        2,719       3,136       2,674       1,633        435
                                                   ----------   ----------  ----------  ---------- ----------
Net income......................................    $   1,817    $  5,196    $  4,032    $  2,665  $     635
                                                    =========    =========   =========   ========= =========
Net income per share
 Basic and diluted..............................     $   0.17    $   0.43    $   0.32    $   0.24   $   0.06

Weighted average common shares
 Basic..........................................       10,808      12,032      12,472      10,965      9,978
 Diluted........................................       10,906      12,182      12,509      11,187     10,049

Cash dividend per common share..................     $   0.10    $   0.10    $   0.00    $   0.00   $   0.00

OPERATING DATA:
Number of stores (2)
 Stores open at beginning of period.............          191         177         150         121         91
 Stores added (net of closures).................            7          14          27          29         30
                                                          ---         ---         ---         ---        ---
 Stores open at end of period...................          198         191         177         150        121
Comparable stores sales increase (3)............         1.3%        1.0%        0.6%        6.6%        3.5%

BALANCE SHEET DATA:
Working capital.................................      $17,553     $32,462     $30,348     $35,468    $ 13,742
Total assets....................................       43,280      56,413      52,994      52,584      25,773
Total indebtedness (4)..........................        6,000         ---         ---         ---      15,697
Stockholders' equity............................       25,859      46,660      43,187      45,541       6,142

(1) EBITDA represents income from operations, plus depreciation and amortization. The method of calculating EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flows from operations. It is presented as supplementary information.

(2) Excludes four temporary stores open for a portion of 1996 and one temporary store open for a portion of 1998.

(3) Comparable store sales represent net sales of stores open at least one full year. Effective December 31, 1997, the Company changed the way comparable store sales were calculated, and for comparison purposes all prior years have been restated. Stores are considered comparable beginning on the first day of the third month following the one-year anniversary of their opening. Stores that are relocated but remain in the same shopping area remain in the comparable store base. The change to this method did not significantly affect previously reported comparable store sales percentages. The Company believes this method better reflects the effect of one-time promotional events and is more consistent with industry methods.

(4) Includes subordinated debt, obligations under the bank line of credit and obligations under capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this Form 10-K.

GENERAL

         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. The number of Company stores has grown from 5 in 1993 to 198 as of December 31, 2000.

         On July 31, 2000, the Company announced that its Board of Directors authorized the Company to purchase by tender offer and retire up to 3.5 million shares of the Company's common stock at $6.25 per share, which represented approximately 29% of the outstanding shares. The tender offer commenced on August 2, 2000 and expired on August 30, 2000. The tender offer was fully subscribed and the Company funded the tender offer in the amount of $22,004,000 on September 1, 2000 from available cash and borrowings under the Credit Agreement (see Liquidity and Capital Resources). Upon redemption of the tendered shares, the Company retired the shares by reducing common stock by $35,000 and additional paid-in capital by $21,969,000.



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                2000           1999         1998
                                                                ----           ----         ----
Net sales..................................................     100.0%         100.0%       100.0%

Cost of goods sold.........................................      42.4           42.4         41.0
                                                                -----          -----         ----
Gross profit...............................................      57.6           57.6         59.0

Selling, marketing and distribution expenses...............      46.1           45.8         47.5
General and administrative expenses........................       4.7            4.6          5.2
                                                                -----          -----        -----
Total operating expenses...................................      50.8           50.4         52.7
                                                                -----          -----        -----
Income from operations.....................................       6.8%           7.2%         6.3%

YEARS ENDED DECEMBER 31, 2000 AND 1999

         NET SALES. Net sales consist of sales from the Company's stores, catalog, website, and wholesale accounts, all net of returns and allowances. Net sales increased to $115.3 million in 2000 from $109.6 million for 1999, an increase of $5.7 million, or 5.2%. Of the $5.7 million increase, $6.1 million was attributable to stores not yet qualifying as comparable stores, and $1.2 million came from the 1.3% comparable store sales increase for the period, offset by a $1.6 million decrease in the Company's wholesale and other business. The increase in net sales in 2000 was attributable to continued growth in the number of stores and in the children's and big-size categories. The Company's children's and big-size products continued to increase as a percentage of total retail net sales to 42% in 2000 from 39% in 1999.

         GROSS PROFIT. Gross profit increased to $66.4 million in 2000 from $63.1 million for 1999, an increase of $3.3 million, or 5.2%. As a percentage of net sales, gross profit remained constant at 57.6% for the years ended 2000 and 1999.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $53.2 million in 2000 from $50.1 million in 1999, an increase of $3.1 million, or 6.2%. As a percentage of net sales, these expenses remained relatively constant, increasing to 46.1% in 2000 from 45.8% in 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $5.4 million in 2000 from $5.0 million in 1999, an increase of $0.4 million, or 8.0%. As a percentage of net sales, these expenses remained relatively constant, increasing to 4.7% in 2000 from 4.6% in 1999.

         ASSET IMPAIRMENT. In 1999, the Company invested in the preferred stock of PETsMART.com, the leading pet product e-commerce company, as part of a strategic marketing relationship. It had been the intent of PETsMART.com to raise capital through a public offering in order to support and expand its operations. As of December 2000, no public offering for PETsMART.com had occurred and it appears unlikely this event will occur in the foreseeable future. Additionally, in December 2000, PETsMART.com restructured its ownership and diluted the Company's ownership position significantly. After careful consideration of the internet and capital markets the Company conservatively wrote off the entire $3.0 million investment at December 31, 2000. However, PETsMART.com remains the leading internet pet product e-commerce company and the Company remains optimistic that value can still be recovered.

         INTEREST EXPENSE AND INCOME, NET. The Company had net interest expense of $0.3 million in 2000 compared to $0.4 million of net interest income in 1999. The net change is due to interest expense incurred on borrowings under the Credit Agreement used to finance the tender offer in 2000. In 1999, the Company invested excess cash in short-term investments, which contributed to the interest income.

         INCOME TAXES. In 2000, the Company's provision for income taxes reflects a 59.9% effective tax rate, compared to a 37.6% tax rate in 1999. The increase in the effective tax rate is primarily related to a valuation allowance, specifically identified with the write-off of its $3.0 million investment in PETsMART.com, which reduced the Company's deferred tax asset to a level which, more likely than not, will be realized.

YEARS ENDED DECEMBER 31, 1999 AND 1998

         NET SALES. Net sales increased to $109.6 million in 1999 from $100.7 million for 1998, an increase of $8.9 million, or 8.8%. Of the $8.9 million increase, $7.6 million was attributable to stores not yet qualifying as comparable stores and $0.8 million came from the 1.0% comparable store sales increase for the period. Additionally, non-retail sales increased by $0.5 million for the year, which is primarily related to the Company's agreement with PETsMART.com. The increase in net sales in 1999 was attributable to continued growth in the number of stores and in the children's and big-size categories. The Company's children's and big-size products continued to increase to 39% of total retail net sales from 35% of total retail net sales in 1998.

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

         INTEREST EXPENSE AND INCOME, NET. Net interest income remained constant at $0.4 million for 1999 and 1998.

SEASONALITY AND QUARTERLY RESULTS

         The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual net sales and profits. In 2000, excluding sales generated by stores not open for all of 2000, substantially all the Company's operating income and approximately 28% and 35% of the Company's net retail sales were generated during the third and fourth quarters, respectively.

         The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in comparable store sales, changes in the mix of products sold, customer acceptance of new products, the timing and level of markdowns, competitive factors and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, the Company's primary uses of cash were for the build-out of new stores, advance purchase of inventories, payment of cash dividends and stock repurchases. The Company satisfied its cash requirements primarily from its cash reserves, borrowings under its Credit Agreement and cash flow from operations. In July 2000, the Company's Board of Directors authorized the Company to purchase by tender offer and retire up to 3.5 million shares of its common stock at $6.25 per share. The tender offer was fully subscribed and the Company funded the total purchase price of $22.0 million on September 1, 2000.

         Cash provided by operating activities was $4.7 million and $11.8 million in 2000 and 1999, respectively. The $7.1 million decrease in cash provided by operations is primarily attributable to the increase in inventories. At December 31, 2000 and 1999 inventories were $26.8 million and $19.9 million, respectively.

         Cash used in investing activities in 2000 and 1999 was $1.7 million and $5.7 million, respectively. Cash flows used in investing activities during 2000 primarily related to opening 16 new stores for $0.8 million and retrofitting existing stores for $0.4 million. Cash flows used in investing activities during 1999 related primarily to a $2.5 million investment in PETsMART.com Series D preferred stock, opening 17 new stores for $1.0 million, retrofitting existing stores for $0.9 million, improvements at the Company's distribution facility including build-out of a second-floor mezzanine totaling $0.5 million, and issuance of long-term notes receivable to certain officers and employees totaling $0.5 million.

         Cash used in financing activities during 2000 and 1999 was $16.6 million and $1.6 million, respectively. In 2000, the Company purchased and retired 3.5 million shares of its common stock through a tender offer for $22.0 million and paid a discretionary dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million, offset by net short-term borrowings of $6.0 million and $0.6 million in repayments of notes receivable from certain officers and employees. In 1999, the Company paid a discretionary dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million and repurchased 0.1 million shares of its common stock for approximately $0.5 million.

         The Company had a borrowing arrangement with a bank whereby the Company could, from time to time and upon approval from the bank, borrow up to $8.0 million. Such borrowings could be used for cash advances and letters of credit. The borrowing arrangement provided for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and was collateralized by substantially all the assets of the Company. This borrowing arrangement terminated upon commencement of the Credit Agreement discussed below.

         In conjunction with the Company's tender offer to purchase and retire up to 3.5 million shares of the Company's common stock (see Item 5), the Company entered into a new $30.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders on July 28, 2000. The Credit Agreement has a three-year term and has scheduled annual commitment reductions. The maximum commitment balance is $25.0 million, $20.0 million and $15.0 million on December 31, 2001, June 30, 2002 and December 31, 2002, respectively. The Credit Agreement is secured by substantially all assets of the Company, requires the compliance of various financial affirmative and negative covenants and prohibits the payment of dividends. This agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of December 31, 2000, the Company had $6.0 million outstanding under this Credit Agreement. Additionally, the Company had $1.8 million of letters of credit outstanding as of December 31, 2000. The letters of credit expire through April 2001.

         In 2000, the Company's average cost to build a new store, including furniture and fixtures, and leasehold improvements, net of tenant improvement allowances, was approximately $49,000. The average total cost to build new stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and tenant improvement allowances. The Company's average initial inventory for new stores opened in 2000 was approximately $59,000. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage. The Company believes that cash generated from operations together with borrowings under the Credit Agreement will be sufficient to fund its operations and planned expansion through 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective
January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which summarizes certain of the staff's views in applying accounting principals generally accepted in the United States of America to revenue recognition in financial statements. The application of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

INFLATION

         The Company does not believe that inflation has had a material effect on operations in the past year. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include the discussions in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the seasonality of business, expected new store openings and costs and inflation risks. Uncertainties to which the foregoing and other aspects of the Company's business may be subject include those discussed below in regard to factors that may effect quarterly results discussed below, the factors affecting the costs of building new stores, and other risks and uncertainties discussed below. All forward-looking statements in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Notwithstanding the Company's growth in sales and profitability during recent periods, the Company faces significant risks and, as a result, there can be no assurance that the Company's historical growth will be indicative of future performance.

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

         FACTORS AFFECTING STORE TRAFFIC. The large majority of the Company's stores are located in tourist areas, tourist-serving areas and outlet malls, and the Company's sales depend on a high level of traffic in these locations. The Company, therefore, depends on the ability of these tourist destinations and malls to continue to generate a high volume of consumer traffic in the vicinity of the Company's stores. Tourism and outlet mall traffic may be adversely affected by domestic and international economic downturns, such as a recession, adverse weather, natural disasters, changing consumer preferences, highway or surface street traffic, the closing of high-profile stores near the Company's stores and declines in the desirability of the shopping environment in a particular tourist destination or mall.

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

         CONTROL BY EXISTING STOCKHOLDERS AND ANTI-TAKEOVER PROVISIONS. As of March 1, 2001, the Chairman of the Board, Fred Kayne, owned approximately 53% of the Company's outstanding Common Stock and the Company's other current directors and executive officers owned a significant number of additional shares. As a result, Mr. Kayne, acting either individually or with the Company's current directors and executive officers, is able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of the Company's stockholders. This concentration of ownership, together with the anti-takeover effects of certain provisions of the Delaware General Corporation Law and the Company's Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the prevailing market price of the Common Stock.

         VOLATILITY OF STOCK PRICE. The price of the Company's shares has and may continue to fluctuate based upon a number of factors, including, quarter-to-quarter variations in the Company's results of operations, fluctuations in the Company's comparable store sales, the performance of other manufacturers and retailers, and the condition of the overall economy.

         DEPENDENCE ON TRADEMARKS. The Company uses a number of trademarks, the primary ones of which are registered with the United States Patent and Trademark Office and in a number of foreign countries. There can be no assurance, however, that the Company will not be restricted in the future expansion of its use of its trademarks to certain new, non-apparel product categories and in certain countries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. The Company has a Credit Agreement with a group of banks whereby the Company may borrow at a floating rate. The Credit Agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company had $6.0 million borrowings under this arrangement as of December 31, 2000.

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 29, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                       BIG DOG HOLDINGS, INC.

                                       By /s/ANDREW D. FESHBACH
                                       ------------------------
                                           Andrew D. Feshbach
                                           Chief Executive Officer and President

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

      SIGNATURE                            TITLE                    DATE
---------------------           ------------------------        --------------
/s/ANDREW D. FESHBACH           Chief Executive Officer,        March 29, 2001
---------------------           President and Director
Andrew D. Feshbach              (Principal Executive
                                Officer)

/s/ROBERTA J. MORRIS            Chief Financial Officer,        March 29, 2001
--------------------            Treasurer and Assistant
Roberta J. Morris               Secretary (Principal
                                Financial and Accounting
                                Officer)

/s/FRED KAYNE                   Chairman of the Board           March 29, 2001
-------------
Fred Kayne

/s/SKIP R. COOMBER, III         Director                        March 29, 2001
-----------------------
Skip R. Coomber, III

/s/STEVEN C. GOOD               Director                        March 29, 2001
----------------
Steven C. Good

/s/ROBERT H. SCHNELL            Director                        March 29, 2001
--------------------
Robert H. Schnell

/s/KENNETH A. SOLOMON           Director                        March 29, 2001
---------------------
Kenneth A. Solomon

/s/DAVID J. WALSH               Director                        March 29, 2001
-----------------
David J. Walsh

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999, and 1998



                                                                            PAGE
                                                                            ----

Independent Auditors' Report...........................................      F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999...........      F-3

Consolidated Statements of Income for the years ended December 31,
2000, 1999, and 1998...................................................      F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2000, 1999, and 1998......................................      F-5

Consolidated Statements of Cash Flows for the years ended December 31,
2000, 1999, and 1998...................................................      F-6

Notes to the Consolidated Financial Statements.........................      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Big Dog Holdings, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Los Angeles, California
March 16, 2001

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                              ------------------------------
                                                                                  2000               1999
                                                                                  ----               ----
                             ASSETS (Note 4)
CURRENT ASSETS:
 Cash and cash equivalents.............................................       $ 4,376,000      $ 17,925,000
 Receivables:
  Trade, net............................................................          296,000           425,000
  Other.................................................................          243,000           543,000
 Inventories (Note 9)...................................................       26,759,000        19,950,000
 Prepaid expenses and other current assets..............................          549,000         1,107,000
 Deferred income taxes (Note 5).........................................        1,429,000           875,000
                                                                              -----------      ------------
Total current assets....................................................       33,652,000        40,825,000
PROPERTY AND EQUIPMENT, Net (Notes 1, 2 and 9)..........................        9,072,000        12,037,000
INTANGIBLE ASSETS, Net..................................................          145,000           117,000
OTHER ASSETS (Note 3)...................................................          411,000         3,434,000
                                                                              -----------      ------------
TOTAL...................................................................      $43,280,000      $ 56,413,000
                                                                              ============     ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings (Note 4)                                               $ 6,000,000      $        ---
 Accounts payable (Note 9)..............................................        4,553,000         3,411,000
 Income taxes payable (Note 5)..........................................        1,826,000         1,768,000
 Accrued expenses and other current liabilities.........................        3,720,000         3,184,000
                                                                              -----------      ------------
Total current liabilities...............................................       16,099,000         8,363,000
DEFERRED RENT (Note 6)..................................................          863,000           878,000
DEFERRED GAIN ON SALE-LEASEBACK (Note 2)................................          459,000           512,000
                                                                              -----------       -----------
 Total liabilities......................................................       17,421,000         9,753,000
                                                                              -----------       -----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)
STOCKHOLDERS' EQUITY (Notes 3 and 7):
 Preferred stock, $.01 par value, 3,000,000 shares authorized,
   none issued and outstanding..........................................      $       ---       $       ---
 Common stock $.01 par value, 30,000,000 shares authorized,
   9,686,284 and 13,183,550 shares issued at
   December 31, 2000 and 1999, respectively.............................           97,000           132,000
 Additional paid-in capital.............................................       20,475,000        42,417,000
 Retained earnings......................................................       12,367,000        11,750,000
 Treasury stock, 1,202,200 and 1,183,200 shares at December 31,
   2000 and 1999, respectively..........................................       (7,080,000)       (7,006,000)
 Notes receivable from common stockholders..............................              ---          (633,000)
                                                                              -----------      ------------
                                                                              -----------      ------------
TOTAL...................................................................     $ 43,280,000      $ 56,413,000
                                                                             ============      ============

                 See notes to consolidated financial statements.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                 YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                          2000             1999            1998
                                                                          ----             ----            ----
NET SALES (Note 3)...........................................        $ 115,280,000    $ 109,573,000   $ 100,677,000
COST OF GOODS SOLD (Note 9)..................................           48,836,000       46,491,000      41,236,000
                                                                     -------------    -------------   -------------
GROSS PROFIT.................................................           66,444,000       63,082,000      59,441,000
                                                                     -------------    -------------   -------------
OPERATING EXPENSES:
 Selling, marketing and distribution.........................           53,176,000       50,125,000      47,809,000
 General and administrative..................................            5,394,000        5,020,000       5,276,000
                                                                     -------------     ------------    ------------
  Total operating expenses...................................           58,570,000       55,145,000      53,085,000
                                                                     -------------     ------------    ------------
INCOME FROM OPERATIONS.......................................            7,874,000        7,937,000       6,356,000

WRITE-OFF OF IMPAIRED ASSET (Note 3).........................            3,000,000              ---             ---

INTEREST EXPENSE (INCOME), NET (Note 4)......................              338,000         (395,000)       (350,000)
                                                                     -------------     ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES.....................            4,536,000        8,332,000       6,706,000

PROVISION FOR INCOME TAXES (Note 5)..........................            2,719,000        3,136,000       2,674,000
                                                                     -------------     ------------    ------------
NET INCOME...................................................        $   1,817,000     $  5,196,000    $  4,032,000
                                                                     =============     ============    ============
NET INCOME PER SHARE
 BASIC AND DILUTED...........................................        $        0.17     $       0.43    $       0.32
                                                                     =============     ============    ============

                 See notes to consolidated financial statements.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           NOTES
                                                                                                         RECEIVABLE
                                                                                                            FROM
                                 COMMON STOCK            ADDITIONAL                 TREASURY STOCK         COMMON
                                 ------------            PAID-IN     RETAINED        --------------         STOCK-
                            SHARES         AMOUNT        CAPITAL     EARNINGS     SHARES        AMOUNT     HOLDERS        TOTAL
                            ------         ------        -------    ---------     ------        ------     -------        -----
BALANCE,
JANUARY 1, 1998..........  13,159,550  $  132,000   $ 42,224,000    $3,732,000                           $(547,000)    $45,541,000

 Warrants exercised......      24,000         ---         72,000           ---                                 ---          72,000

 Repurchased common
  stock (Note 7).........         ---         ---            ---           ---  1,083,200  $ (6,494,000)       ---      (6,494,000)
 Collections of notes
  receivable.............         ---         ---            ---           ---        ---           ---     36,000          36,000

 Net income..............         ---         ---            ---     4,032,000        ---           ---        ---       4,032,000
                           ----------  ----------   ------------    ----------  ---------   ----------- ----------     -----------


BALANCE,
DECEMBER 31, 1998.......   13,183,550    132,000      42,296,000     7,764,000  1,083,200    (6,494,000)  (511,000)     43,187,000

Cash dividend paid.......        ---         ---             ---    (1,210,000)       ---           ---        ---      (1,210,000)

Repurchased common
  stock (Note 7).........        ---         ---             ---          ---     100,000       (512,000)      ---        (512,000)

Warrants issued..........        ---         ---         121,000          ---         ---            ---       ---         121,000

Interest on notes
receivable...............        ---         ---             ---          ---         ---            ---  (122,000)       (122,000)
Net income...............        ---         ---             ---    5,196,000                        ---       ---       5,196,000
                           ---------   ---------     ------------   ---------   ---------    ------------ --------       ---------


BALANCE,
DECEMBER 31, 1999.......  13,183,550    132,000        42,417,000   11,750,000  1,183,200     (7,006,000) (633,000)     46,660,000

Cash dividend paid.......        ---        ---               ---   (1,200,000)       ---            ---       ---      (1,200,000)

Repurchased and retired
  common stock (Note 7).. (3,505,166)   (35,000)      (21,969,000)         ---        ---            ---       ---     (22,004,000)

Repurchased common
  stock (Note 7).........        ---        ---               ---          ---     19,000        (74,000)      ---         (74,000)

Options exercised........      7,900        ---            27,000          ---        ---            ---       ---          27,000

Collection of notes
 receivable............          ---        ---               ---          ---        ---            ---   633,000         633,000

Net income...............        ---        ---               ---    1,817,000        ---            ---       ---       1,817,000
                           ---------   --------     -------------   ----------  ---------    -----------  --------      ----------

BALANCE,
DECEMBER 31, 2000.......   9,686,284   $ 97,000     $  20,475,000  $12,367,000  1,202,200    $(7,080,000) $    ---     $25,859,000
                           =========== ========     =============  ===========  =========    ===========  ========    ============


                 See notes to consolidated financial statements.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                 2000           1999            1998
                                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................  $ 1,817,000     $ 5,196,000    $ 4,032,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................    4,029,000       4,088,000      3,752,000
  Provision for losses on receivables......................................       33,000          21,000         26,000
  Loss  (gain) on disposition of property and equipment....................      221,000        (503,000)       123,000
  Write-off of impaired asset - fixed assets...............................      359,000             ---            ---
  Write-off of impaired asset - PETsMART.com investment....................    3,000,000             ---            ---
  Deferred income taxes....................................................     (554,000)         (3,000)      (728,000)
  Changes in operating assets and liabilities:
   Receivables.............................................................      397,000         (83,000)      (181,000)
   Inventories.............................................................   (6,809,000)      3,395,000     (6,631,000)
   Prepaid expenses and other current assets...............................      558,000        (296,000)       (67,000)
   Accounts payable........................................................    1,142,000         (83,000)       727,000
   Income taxes payable....................................................       58,000        (853,000)     1,226,000
   Accrued expenses and other current liabilities..........................      536,000         256,000        697,000
   Deferred rent...........................................................      (15,000)        114,000        114,000
   Deferred gain on sale-leaseback.........................................      (53,000)        512,000            ---
                                                                             -----------     -----------    -----------
    Net cash provided by operating activities..............................    4,719,000      11,761,000      3,090,000
                                                                             -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures......................................................   (1,769,000)     (4,745,000)    (6,508,000)
 Investments...............................................................     (100,000)     (2,626,000)           ---
 Proceeds from sale of property and equipment..............................      157,000       2,134,000         13,000

 Principal repayments of notes receivable..................................      119,000         163,000            ---
 Issuance of long-term notes receivable and interest.......................      (20,000)       (550,000)           ---
 Other.....................................................................      (37,000)        (69,000)      (259,000)
                                                                             -----------     -----------    -----------
    Net cash used in investing activities..................................   (1,650,000)     (5,693,000)    (6,754,000)
                                                                             -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase and retirement of common stock.................................  (22,004,000)            ---            ---
 Repurchase of common stock................................................      (74,000)       (512,000)    (6,494,000)
 Proceeds from issuance of warrants........................................          ---         121,000            ---
 Proceeds from exercise of options.........................................       27,000             ---            ---
 Proceeds from exercise of warrants........................................          ---             ---         72,000
 Principal repayments of notes receivable..................................      633,000             ---         36,000
 Short-term borrowings, net................................................    6,000,000             ---            ---
 Dividends paid............................................................   (1,200,000)     (1,210,000)           ---
                                                                             -----------     -----------    -----------
    Net cash used in financing activities..................................  (16,618,000)     (1,601,000)    (6,386,000)
                                                                             -----------     -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......................  (13,549,000)      4,467,000    (10,050,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................   17,925,000      13,458,000     23,508,000
                                                                             -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................................  $ 4,376,000     $17,925,000    $13,458,000
                                                                             ===========     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest.................................................................  $   532,000     $    30,000    $    42,000
  Income taxes.............................................................  $ 3,213,000     $ 3,991,000    $ 2,176,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         In 1999, the Company recorded $122,000 in interest income related to notes receivable from common stockholders.

         In April 2000, the Company purchased $520,000 of PETsMART.com Series D preferred stocks from certain officers and other individuals of the Company in exchange for cash of $100,000 and redemption of notes receivable from such officers and others.


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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation, and depreciated using the straight-line method over their estimated useful lives, ranging from two to ten years. Amortization of leasehold improvements is computed using the straight-line method based upon the life of the improvement or the term of the lease, whichever is shorter.

INTANGIBLE ASSETS

         Intangible assets are stated at cost, less accumulated amortization, and amortized using the straight-line method over five years. Accumulated amortization was $726,000 and $693,000 at December 31, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. During 2000, the Company recorded a write-down of fixed assets for certain retail stores totaling $359,000, which is included in selling, marketing and distribution expenses in the consolidated statements of income.

REVENUE RECOGNITION

        Substantially all of the Company's revenues are generated by its retail operations, which are recognized at the time of sale. The Company also generates revenues through its wholesale, internet and mail order catalog operations, which are recognized at the time of shipment

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STORE PREOPENING EXPENSES

         The Company expenses store preopening costs as incurred, which totaled $321,000, $304,000, and $474,000 in 2000, 1999, and 1998, respectively.

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

         The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:


                                                                             YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                       2000            1999           1998
                                                                   -----------     -----------    -----------
Net Income....................................................     $ 1,817,000     $ 5,196,000    $ 4,032,000
                                                                   ===========     ===========    ===========
Basic Weighted Average Shares:
 Weighted average number of shares outstanding................      10,808,000      12,032,000     12,472,000
Effect of Dilutive Securities:
 Options and warrants.........................................          98,000         150,000         37,000
                                                                   -----------     -----------    -----------
Diluted Weighted Average Shares:
 Weighted average number of shares outstanding and
 Common share equivalents.....................................      10,906,000      12,182,000     12,509,000
                                                                   ===========     ===========    ===========
Antidilutive options and warrants.............................         940,000         929,000      1,615,000

         Antidilutive options consist of the weighted average of stock options for the respective years that had an exercise price greater than the average market price during the year. Such options are therefore excluded from the computation of diluted shares.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK

        The Company has $2,748,000 of cash on deposit with a high credit quality financial institution which is in excess of the Federal Deposit Insurance Corporation limit.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of receivables and accounts payable approximate their carrying values because of the short-term maturity of these instruments.

   RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which summarizes certain of the staff's views in applying accounting principals generally accepted in the United States of America to revenue recognition in financial statements. The application of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.


2. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                             DECEMBER 31,
                                                                     --------------------------
                                                                         2000            1999
                                                                         ----            ----
         Leasehold improvements.............................         $ 8,501,000     $ 9,334,000
         Equipment and fixtures.............................          16,630,000      15,428,000
                                                                     -----------     -----------
                                                                      25,131,000      24,762,000

         Less accumulated depreciation and amortization.....          16,059,000      12,725,000
                                                                     -----------     -----------
         Property and equipment, net........................         $ 9,072,000     $12,037,000
                                                                     ===========     ===========

         Depreciation and amortization expense on property and equipment totaled $3,997,000, $4,060,000 and $3,621,000 in 2000, 1999, and 1998, respectively.

         In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1,600,000. In August 1999, the Company sold this building for $2,119,000 and simultaneously entered into a 10-year lease. The $527,000 gain related to the sale of this building is being deferred over the life of the lease.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

3. INVESTMENT IN PETsMART.COM

         In 1999, the Company purchased $2,500,000 of Series D preferred stock and entered into a strategic relationship agreement and related agreements with PETsMART.com, Inc. Under these agreements, the Company and PETsMART.com would participate in cooperative marketing efforts, including direct mailings and sponsorship on each other's websites. Included as part of the strategic relationship, the Company bought a warrant to purchase common stock of PETsMART.com at varying exercise prices. The warrant is subject to partial revocation in the event certain performance criteria are not met. Additionally, the Company sold PETsMART.com a five-year warrant to purchase 121,000 shares of common stock of the Company at an exercise price of $10 per share for $121,000. The Company also provided consulting and other services to PETsMART.com for which it received $750,000 of income that is included in Net Sales. In conjunction with this investment, which is accounted for on the cost method, the Company also made loans totaling $400,000 to certain officers and other individuals of the Company to finance their purchase of the Series D preferred stock of PETsMART.com. Such secured notes bear interest at 9% per annum, payable annually with principal due in October 2003.

         In April 2000, the Company purchased $520,000 of PETsMART.com Series D preferred stock from certain officers and other individuals of the Company in exchange for cash and the related notes.

         In 1999, the Company invested in the preferred stock of PETsMART.com, the leading pet product e-commerce company, as part of a strategic marketing relationship. It had been the intent of PETsMART.com to raise capital through a public offering in order to support and expand its operations. As of December 2000, no public offering for PETsMART.com had occurred and it appears unlikely this event will occur in the foreseeable future. Additionally, in December 2000, PETsMART.com restructured its ownership and diluted the Company's ownership position significantly. After careful consideration of the internet and capital markets, the Company wrote off the entire $3.0 million investment at December 31, 2000.


4. SHORT-TERM BORROWINGS

         The Company had a borrowing arrangement with a bank whereby the Company could, from time to time and upon approval from the bank, borrow up to $8.0 million. Such borrowings could be used for cash advances and letters of credit. The borrowing arrangement provided for interest at the bank's prime rate less 3/8% or 250 basis points over the LIBOR rate and was collateralized by substantially all the assets of the Company. This borrowing arrangement terminated upon commencement of the $30.0 million revolving credit facility discussed below.

         In conjunction with the Company's tender offer to purchase and retire up to 3.5 million shares of the Company's common stock (see Note 7), the Company entered into a new $30.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders on July 28, 2000. The Credit Agreement has a three-year term and has scheduled annual commitment reductions. The maximum commitment balance is $25.0 million, $20.0 million and $15.0 million on December 31, 2001, June 30, 2002 and December 31, 2002, respectively. The Credit Agreement is secured by substantially all assets of the Company, requires the compliance of various financial affirmative and negative covenants and prohibits the payment of dividends. This agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of December 31, 2000, the Company had $6.0 million outstanding under this Credit Agreement. Additionally, the Company had $1.8 million of letters of credit outstanding as of December 31, 2000. The letters of credit expire through April 2001.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

5. INCOME TAXES

         The provision for income taxes consists of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                 2000           1999         1998
                                                            -----------    -----------   -----------
        Current:
            Federal......................................   $ 2,818,000    $ 2,672,000   $ 2,978,000
            State........................................       455,000        467,000       424,000
                                                            -----------    -----------   -----------
        Total............................................     3,273,000      3,139,000     3,402,000
                                                            -----------    -----------   -----------
        Deferred:
            Federal......................................      (417,000)         4,000      (664,000)
            State........................................                                    (64,000)
                                                               (137,000)        (7,000)
                                                            -----------    -----------   -----------
        Total............................................      (554,000)        (3,000)     (728,000)
                                                            -----------    -----------   -----------

        Total income tax provision.......................   $ 2,719,000    $ 3,136,000   $ 2,674,000
                                                            ===========    ===========   ===========

         The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                2000           1999          1998
                                                                ----           ----          ----
        Federal statutory income tax rate................       34.0%          34.0%         34.0%
        State taxes, net of federal benefit..............        3.6            3.6           3.4
        Valuation allowance..............................       24.9            0.0           0.0
        Other, net.......................................       (2.6)           0.0           2.5
                                                                ----           ----          ----
        Total............................................       59.9%          37.6%         39.9%
                                                                ====           ====          ====

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

5. INCOME TAXES (continued)

             Significant components of the Company's net deferred income tax assets are as follows:

                                                                                   DECEMBER 31,
                                                                          --------------------------
                                                                               2000           1999
                                                                           ----------     ----------
        Deferred income tax assets:
            Allowance for doubtful receivables and sales returns.......   $    47,000    $    36,000
            Accrued vacation...........................................        55,000         49,000
            Write-off of impaired of asset ............................     1,185,000            ---
            Inventory uniform capitalization...........................       591,000        423,000
            Intangible assets..........................................       155,000        164,000
            State income taxes.........................................        46,000        129,000
            Deferred rent..............................................       341,000        347,000
            Deferred gain on sale of building..........................       182,000        202,000
            Reserve liabilities........................................       140,000         25,000
                                                                          -----------    -----------
        Total gross deferred income tax assets........................      2,742,000      1,375,000
        Less valuation allowance......................................      1,129,000            ---
                                                                          -----------    -----------

        Total deferred income tax assets..............................      1,613,000      1,375,000
                                                                          -----------    -----------
        Deferred income tax liabilities:
            Prepaid expenses...........................................      (121,000)      (192,000)
            Depreciation...............................................       (63,000)      (308,000)
                                                                          -----------    -----------

        Total deferred income tax liabilities.........................       (184,000)      (500,000)
                                                                           ----------    -----------
        Deferred income tax asset.....................................     $1,429,000    $   875,000
                                                                           ==========    ===========

         A valuation allowance, which is specifically identified with the $3.0 million write-off of its investment in PETsMART.com, is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The remaining balance of the net deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences, and available tax planning strategies.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

6. COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2009. Future minimum lease payments under noncancelable operating leases are as follows:

        YEARS ENDING DECEMBER 31,
        -------------------------
                  2001............................................................     $ 15,076,000
                  2002............................................................       12,090,000
                  2003............................................................       10,148,000
                  2004............................................................        8,068,000
                  2005............................................................        4,889,000
                  Thereafter......................................................        6,870,000
                                                                                       ------------
                  Total...........................................................     $ 57,141,000
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

         Rent expense for 2000, 1999, and 1998 totaled $16,873,000, $15,636,000, and $13,962,000, respectively, and includes contingent rentals of $392,000, $329,000, and $336,000, for 2000, 1999, and 1998, respectively.

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


7. STOCKHOLDERS' EQUITY

COMMON STOCK

         In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,202,200 shares totaling $7,080,000 as of December 31, 2000.

         As of December 31, 2000, 1999, and 1998, there were unexercised warrants outstanding of 193,000, 193,000 and 72,000, respectively, to purchase common stock at exercise prices ranging between $10 and $3 per share.

          On July 31, 2000, the Company announced that its Board of Directors authorized the Company to purchase by tender offer and retire up to 3.5 million shares of the Company's common stock at $6.25 per share, which represented approximately 29% of the outstanding shares. The tender offer commenced on August 2, 2000 and expired on August 30, 2000. The tender offer was fully subscribed and the Company funded the total repurchase

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (continued)

COMMON STOCK (continued)

price of $22.0 million on September 1, 2000 from available cash and borrowings under the Credit Agreement (see Note 4). Upon redemption of the tendered shares, the Company retired the shares by reducing common stock by $35,000 and additional paid-in capital by $21,969,000. The Credit Agreement prohibits the payment of dividends by the Company. The Company has not paid a dividend in 2001.

STOCK OPTIONS

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

         In March 2001, the Company granted stock options for an aggregate of 687,500 shares to officers and other employees at an exercise price of $4.25 per share. Such options vest over a five-year period.

The following summarizes stock option activity for the periods presented:

                                                                                    WEIGHTED-
                                                               NUMBER                AVERAGE
                                                             OF SHARES            EXERCISE PRICE
                                                            ----------            --------------

Balance at January 1, 1998...........................         468,750                 11.11

 Options granted.....................................       1,970,150                  6.92
 Options cancelled...................................      (1,197,450)                (9.19)
                                                           ----------
Balance at December 31, 1998.........................       1,241,450                  6.32

 Options granted.....................................          70,000                  5.82
 Options cancelled...................................        (116,000)                (6.59)
                                                            ---------
Balance at December 31, 1999.........................       1,195,450                  6.27

 Options granted ....................................          76,500                  5.76
 Options exercised...................................          (7,900)                (3.50)
 Options cancelled...................................        (343,800)                (6.66)
                                                            ---------
Balance at December 31, 2000                                  920,250                  6.10
                                                            =========

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (continued)

The following table summarizes information about stock options outstanding at December 31, 2000:


                                                                                                 OPTIONS
                                              OPTIONS OUTSTANDING                              EXERCISABLE
                             ------------------------------------------------------     -----------------------------
                                                   WEIGHTED-
                                                    AVERAGE             WEIGHTED-
     RANGE OF EXERCISE         OPTIONS             REMAINING             AVERAGE          OPTIONS    WEIGHTED-AVERAGE
           PRICES            OUTSTANDING        CONTRACTUAL LIFE      EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
       -------------        ------------        ----------------      --------------    -----------  ---------------
           $3.50               206,000             8.0 years             $ 3.50           86,900         $ 3.50
        5.00 - 6.50            558,250             7.5 years               6.22          208,650           6.12
            8.00                72,500             7.3 years               8.00              ---            ---
       10.00 - 14.00            83,500             6.9 years              10.08            4,600          10.74
                               -------                                                   -------
        3.50 - 14.00           920,250             7.6 years               6.10          300,150           5.43
                               =======                                                   =======

         The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998, respectively: expected volatility of 215%, 223%, and 259%,; risk-free interest rates of 6.4%, 5.6%, and 5.4%,; expected lives of 10.0, 10.0, and 9.9 years; and $0.10 per share cash dividend in 2000 and 1999, no dividend in 1998. Forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999, and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been reduced to the pro forma amounts indicated below.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                            2000             1999          1998
                                                                       -----------      -----------    -----------
Net income:
 As reported.....................................................      $ 1,817,000      $ 5,196,000    $ 4,032,000
 Pro forma.......................................................        1,414,000        4,700,000      3,586,000
Net income per share:
 As reported:
 Basic and diluted...............................................      $      0.17      $      0.43     $     0.32

 Pro forma:
 Basic and diluted...............................................      $      0.13      $      0.39     $     0.29


Weighted average fair value of options granted during the year...      $      4.21      $      3.77     $     5.04

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

8. EMPLOYEE BENEFIT PLAN

         The Company has a Retirement Savings Plan (the "Plan"), a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to substantially all of the Company's employees. Prior to November 2000, the Plan did not provide for an employer matching contribution. The Company amended the Plan in November 2000 to match each dollar deferred up to 3% of compensation, which is limited to $1,000 annually, per participant. Participants vest in the Company's contribution at varying rates of 0% to 25% per year over six years. The Company contributed approximately $29,000 in 2000.

9. RELATED PARTY TRANSACTIONS

         Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $474,000 and $2,182,000 in 2000 and 1998, respectively. There were no purchases made in 1999. Included in accounts payable is $250,000 due to these vendors at December 31, 2000.

         The Company engaged a related party to perform retail construction services. Construction services provided to the Company totaled $3,000 and $871,000 in 1999 and 1998, respectively. No such services were provided in 2000.

10. QUARTERLY FINANCIAL DATA (unaudited)

                                                             FIRST       SECOND       THIRD       FOURTH
                                                            QUARTER      QUARTER     QUARTER     QUARTER
                                                            -------      -------     -------     -------
                                                                  (in thousands, except per share)
Year ended December 31, 2000:
 Net sales...........................................         $16,586      $26,205     $31,505      $40,984
 Gross profit........................................           9,156       15,523      18,531       23,234
 Selling, marketing and distribution expenses........          11,786       12,537      13,350       15,503
 General and administrative expenses.................           1,329        1,342       1,252        1,471
 Total operating expenses............................          13,115       13,879      14,602       16,974
 (Loss) income from operations.......................          (3,959)       1,644       3,929        6,260
 Net (loss) income...................................          (2,330)       1,038       2,279          830
 Net (loss) income per share
  Basic and diluted..................................       $  (0.19)      $  0.09     $  0.21      $  0.10

 Weighted average shares outstanding
  Basic..............................................          12,000       11,986      10,801        8,476
  Diluted............................................          12,000       12,070      10,915        8,548

Year ended December 31, 1999:
 Net sales...........................................        $ 16,743     $ 24,093    $ 29,596     $ 39,141
 Gross profit........................................           8,887       14,560      18,154       21,481
 Selling, marketing and distribution expenses........          11,323       12,107      12,240       14,455
 General and administrative expenses.................           1,215        1,249       1,242        1,314
 Total operating expenses............................          12,538       13,356      13,482       15,769
 (Loss) income from operations.......................          (3,651)       1,204       4,672        5,712
 Net (loss) income...................................          (2,170)         734       2,887        3,745
 Net (loss) income per share
  Basic and diluted..................................      $   (0.18)     $   0.06     $  0.24      $  0.31

 Weighted average shares outstanding
  Basic..............................................          12,100       12,029      12,002       12,000
  Diluted............................................          12,100       12,160      12,150       12,171

                               INDEX TO EXHIBITS

            Exhibit No.          Description

                3.1      Amended and Restated Certificate of Incorpration (1)
                3.1A     Certificat of Correction (1)
                3.2      Amended and Reinstated Bylaws (2)
                4.1      Reference is hereby made to Exhibits 3.1, 3.1A, and 3.2
                4.2      Specimen Stock Certificate (1)
               10.1      Credit Agreement amont the Company, Big Dogs USA, Inc.,
                         Bank of America, N.A., Israel Discount Band and Santa
                         Barbara Bank & Trust dated July 28, 2000(3)
               10.3      Form of Warrants issued November 4, 1996 (1)
               10.10     Amended and Restated 1997 Performance Award Plan (4)
               10.10A    Form of Employee Nonqualified 1997 Performance Award
                             Plan (1)
               10.10B    Terms and Conditions for Non-Qualified Options
                             Granted under the Amended and Restated 1997
                             Performance Award Plan (3)
               10.10C    From of Eligible Director Non-Qualified Stock Option
                             Agreement (3)
               10.11     Lease between Big Dog USA, Inc. and The Prudential
                             Insurance Company of America dated November 4,
                             1997 (2)
               10.12     Lease Agreement between Big Dog Holdings, Inc. and
                             S.V.B. Properties dated as of June 1, 1994, as
                             amended by Lease Agreement dated as of
                             December 1, 1994, Second Lease Amendment dated as
                             of March 1, 1996, Third Lease Amendment between
                             Big Dog Holdings and Greeland Realty LLC dated as
                             of July 22, 1996, (1) and Fourth Lease Amendment
                             dated December 18, 1998 (3)
               10.14     From of Indemnification Agreement (1)
               21.1      List of Subsidiaries of Big Dog Holdings, Inc. (1)
               23.1      Independent Auditors' Consent
               24.1      Power of Attorney (included in signature page)

(1) Incorporated by reference from the Company's S-1 Registration Statement (No. 333-33027), as amended, which became effective September 25, 1997.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(3) Incorporated by reference from the Company's Schedule TO filed July 31,2000

(4) Incoporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998