Form 10-Q
period 2001-03-31
BIG DOG HOLDINGS INC
filed 2001-05-11
CIK 1019439

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

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

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 1, 2001 was 9,686,284 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q


                                                                          PAGE
                                                                            NO.

PART I.   FINANCIAL INFORMATION........................................... ..3

ITEM 1:   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS
          March 31, 2001 and December 31, 2000...............................3

          CONSOLIDATED STATEMENTS OF OPERATIONS
          Three months ended March 31, 2001 and 2000.........................4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three months ended March 31, 2001 and 2000.........................5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................7

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........9

PART II.  OTHER INFORMATION..................................................9

ITEM 1:   LEGAL PROCEEDINGS..................................................9

ITEM 2:   CHANGES IN SECURITIES..............................................9

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES....................................9

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................9

ITEM 5:   OTHER INFORMATION..................................................9

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K...................................9

SIGNATURES       ...........................................................10

PART 1.  .........FINANCIAL INFORMATION
ITEM 1:  .........FINANCIAL STATEMENTS

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,            December 31,
                                                                              2001                   2000
                                                                        ------------------    ------------------
                                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................        $  1,187,000          $  4,376,000
   Accounts receivable, net.........................................             961,000               539,000
   Inventories......................................................          34,685,000            26,759,000
   Prepaid expenses and other current assets........................             381,000               549,000
   Deferred income taxes............................................           3,173,000             1,429,000
                                                                        ------------------    ------------------
     Total current assets...........................................          40,387,000            33,652,000
PROPERTY AND EQUIPMENT, Net.........................................           8,438,000             9,072,000
INTANGIBLE ASSETS, Net..............................................             149,000               145,000
OTHER ASSETS........................................................             400,000               411,000
                                                                        ------------------    ------------------
TOTAL...............................................................        $ 49,374,000          $ 43,280,000
                                                                        ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings............................................        $ 18,500,000          $  6,000,000
   Accounts payable.................................................           4,590,000             4,553,000
   Income taxes payable.............................................             108,000             1,826,000
   Accrued expenses and other current liabilities...................           1,997,000             3,720,000
                                                                        ------------------    ------------------
     Total current liabilities......................................          25,195,000            16,099,000
DEFERRED RENT.......................................................             786,000               863,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             446,000               459,000
                                                                        ------------------    ------------------
   Total liabilities................................................          26,427,000            17,421,000
                                                                        ------------------    ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares authorized, none
     issued and outstanding.........................................        $        ---          $        ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,686,284 issued at March 31, 2001 and December 31, 2000.......              97,000                97,000

   Additional paid-in capital.......................................          20,475,000            20,475,000
   Retained earnings................................................           9,581,000            12,367,000
   Treasury stock, 1,233,220 and 1,202,200 shares at
     March 31, 2001 and December 31, 2000...........................          (7,206,000)           (7,080,000)
                                                                        ------------------    ------------------
     Total stockholders' equity.....................................          22,947,000            25,859,000
                                                                        ------------------    ------------------
TOTAL...............................................................        $ 49,374,000          $ 43,280,000
                                                                        ==================    ==================

                                                        See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                       -----------------------------------------
                                                                              2001                  2000
                                                                       --------------------  -------------------
NET SALES...........................................................         $ 16,986,000         $ 16,586,000
COST OF GOODS SOLD..................................................            7,880,000            7,430,000
                                                                       --------------------  -------------------
GROSS PROFIT........................................................            9,106,000            9,156,000
                                                                       --------------------  -------------------
OPERATING EXPENSES:
   Selling, marketing and distribution..............................           12,172,000           11,786,000
   General and administrative.......................................            1,223,000            1,329,000
                                                                       --------------------  -------------------
     Total operating expenses.......................................           13,395,000           13,115,000
                                                                       --------------------  -------------------
LOSS FROM OPERATIONS................................................           (4,289,000)          (3,959,000)
INTEREST EXPENSE (INCOME), Net......................................              241,000             (171,000)
                                                                       --------------------  -------------------
LOSS BEFORE BENEFIT FROM INCOME TAXES...............................           (4,530,000)          (3,788,000)
BENEFIT FROM INCOME TAXES...........................................           (1,744,000)          (1,458,000)
                                                                       --------------------  -------------------
NET LOSS............................................................         $ (2,786,000)        $ (2,330,000)
                                                                       ====================  ===================
NET LOSS PER SHARE
   BASIC AND DILUTED................................................              $ (0.33)             $ (0.19)
                                                                       ====================  ===================
WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED................................................            8,459,000           12,000,000
                                                                       ====================  ===================

                                                        See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   --------------------------------------
                                                                                         2001                 2000
                                                                                   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................      $ (2,786,000)        $ (2,330,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization..............................................           867,000              993,000
     Provision for losses on receivables........................................             8,000               11,000
     Deferred income taxes......................................................        (1,744,000)          (1,458,000)
     Changes in operating assets and liabilities:
       Receivables..............................................................          (430,000)            (421,000)
       Inventories..............................................................        (7,926,000)          (7,291,000)
       Prepaid expenses and other assets........................................           168,000              (19,000)
       Accounts payable.........................................................            37,000           (1,412,000)
       Income taxes payable.....................................................        (1,718,000)          (1,732,000)
       Accrued expenses and other current liabilities...........................        (1,723,000)          (1,634,000)
       Deferred rent............................................................           (77,000)              (9,000)
       Deferred gain on sale-leaseback..........................................           (13,000)             (13,000)
                                                                                   -----------------    -----------------
         Net cash used in operating activities..................................       (15,337,000)         (15,315,000)
                                                                                   -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.........................................................          (226,000)            (415,000)
   Other .......................................................................               ---               (4,000)
                                                                                   -----------------    -----------------
         Net cash used in investing activities..................................          (226,000)            (419,000)
                                                                                   -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividend payment.............................................................               ---           (1,200,000)
   Repurchase of common stock...................................................          (126,000)                 ---
   Short-term borrowings, net...................................................        12,500,000                  ---
                                                                                   -----------------    -----------------
                                                                                  ------------------    -----------------
         Net cash provided by (used in) financing activities....................        12,374,000           (1,200,000)
                                                                                  ------------------    -----------------
NET DECREASE IN CASH............................................................        (3,189,000)         (16,934,000)
CASH, BEGINNING OF PERIOD.......................................................         4,376,000           17,925,000
                                                                                   -----------------    -----------------
CASH, END OF PERIOD.............................................................      $  1,187,000         $    991,000
                                                                                   =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest...................................................................      $    208,000                  ---
     Income taxes...............................................................      $  1,718,000         $  1,732,000


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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2. Short-term Borrowings

         The Company has a $25.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders. The Credit Agreement has a three-year term and has scheduled annual commitment reductions. The maximum commitment balance is $25.0 million, $20.0 million and $15.0 million on December 31, 2001, June 30, 2002 and December 31, 2002, respectively. The Credit Agreement is secured by substantially all assets of the Company, requires the compliance of various financial affirmative and negative covenants and prohibits the payment of dividends. The Company was not in compliance with the debt coverage ratio and has obtained a waiver for such non-compliance for the quarter ended March 31, 2001. This Credit Agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of March 31, 2001, the Company had $18.5 million outstanding under this Credit Agreement. The Company had no outstanding letters of credit as of March 31, 2001.

NOTE 3. Stockholder's Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between January 1, 2001 and May 1, 2001, the Company repurchased 31,020 shares of common stock.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $17.0 million for the three months ended March 31, 2001 from $16.6 million for the same period in 2000, an increase of $0.4 million, or 2.4%. Of the increase, $0.8 million was attributable to stores not yet qualifying as comparable stores and $0.2 million to an increase in catalog and internet sales, net of $0.3 million from a 1.8% comparable stores sales decrease, and $0.3 million from a decrease in the Company's wholesale business.

         GROSS PROFIT. Gross profit decreased to $9.1 million for the three months ended March 31, 2001 from $9.2 million for the same period in 2000, a decrease of $0.1 million, or 1.1%. As a percentage of net sales, gross profit decreased to 53.6% in the three months ended March 31, 2001 from 55.2% in the same period in 2000. This 1.6% decrease was primarily due to increased sales promotions during the first quarter of 2001.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $12.2 million in the three months ended March 31, 2001 from $11.8 million in the same period for 2000, an increase of $0.4 million, or 3.4%. As a percentage of net sales, these expenses increased to 71.7% in the three months ended March 31, 2001 from 71.1% in the same period in 2000, an increase of 0.6%. The increase in selling, marketing and distribution expenses is attributable to additional operating costs of $0.1 million related to the 10 new stores open in the first quarter 2001. Additionally, in the first quarter 2000, these expenses were offset by insurance proceeds of approximately $0.3 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $1.2 million for the three months ended March 31, 2001 from $1.3 million for the same period 2000, a decrease of $0.1 million, or 7.7%. As a percentage of net sales, these expenses decreased to 7.2% in the three months ended March 31, 2001 from 8.0% in the same period in 2000. The decrease in general and administrative expenses is primarily attributable of the decrease in depreciation expenses and the reduction of professional service fees.

         INTEREST EXPENSE. Interest expense increased to $0.2 million in the three months ended March 31, 2001 from $0.2 million interest income in the same period in 2000, principally due to interest on the $18.5 million outstanding short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2001, the Company's primary uses of cash were for merchandise inventories, and income taxes. The Company satisfied its cash requirements primarily from existing cash balances and short-term borrowings under its credit agreement.

         Cash used in operating activities for the first three months ended March 31, 2001 and 2000 remained constant at $15.3 million.

         Cash used in investment activities for the three months ended March 31, 2001 and 2000 were $0.2 million and $0.4 million, respectively. Cash flows used in investment activities in the first quarter of 2001 and 2000 primarily related to capital additions to the Company's existing stores.

         Cash provided by financing activities in the three months ended March 31, 2001 were $12.4 million compared to $1.2 million of cash used in financing activities in the same period in 2000. In the first quarter 2001, the Company borrowed $12.5 million under its borrowing agreement and used $0.1 million to repurchase common stock. In the first quarter of 2000, the Company paid an annual dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million.

         The Company has a $25.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders. The Credit Agreement has a three-year term and has scheduled annual commitment reductions. The maximum commitment balance is $25.0 million, $20.0 million and $15.0 million on December 31, 2001, June 30, 2002 and December 31, 2002, respectively. The Credit Agreement is secured by substantially all assets of the Company, requires the compliance of various financial affirmative and negative covenants and prohibits the payment of dividends. The Company was not in compliance with the debt coverage ratio and has obtained a waiver for such non-compliance for the quarter ended March 31, 2001. This Credit Agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of March 31, 2001, the Company had $18.5 million outstanding under this Credit Agreement. The Company had no outstanding letters of credit as of March 31, 2001.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events. These forward looking statements involve risk and uncertainties, and the Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Primary factors that could cause actual results to differ include those listed in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. The Company has a Credit Agreement with a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The Company had $18.5 million borrowings under this arrangement as of March 31, 2001.

PART II.          OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
                  Not applicable

ITEM 2:  CHANGES IN SECURITIES
                  Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5:  OTHER INFORMATION
                  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits
                           Not applicable...

                  (b)      Reports on Form 8-K
                           Not applicable



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BIG DOG HOLDINGS, INC.


May 11, 2000                     /s/ ANDREW D. FESHBACH
                                 ----------------------
                                 Andrew D. Feshbach
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


May 11, 2000                     /s/ ROBERTA J. MORRIS
                                 ---------------------
                                 Roberta J. Morris
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer