Form 10-Q
period 2001-06-30
BIG DOG HOLDINGS INC
filed 2001-08-14
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

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

          -X- Yes                                                   ---No


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 1, 2001 was 8,453,064 shares.






                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----
                                                                            NO.
                                                                            ---

PART I.          FINANCIAL INFORMATION........................................3

ITEM 1:          FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS
                 June 30, 2001 and December 31, 2000..........................3

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months and six months ended June 30, 2001 and 2000.....4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six months ended June 30, 2001 and 2000......................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................6

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS....................................7

ITEM 3:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..10

PART II.         OTHER INFORMATION...........................................10

ITEM 1:          LEGAL PROCEEDINGS...........................................10

ITEM 2:          CHANGES IN SECURITIES.......................................10

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES.............................11

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........11

ITEM 5:          OTHER INFORMATION...........................................11

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K............................11

SIGNATURES       ............................................................12





PART 1.  .........FINANCIAL INFORMATION
ITEM 1:  .........FINANCIAL STATEMENTS

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,          December 31, 2000
                                                                              2001
                                                                        ------------------    ------------------
                                                                           (Unaudited)
                                 ASSETS (Note 2)
CURRENT ASSETS:
   Cash and cash equivalents........................................         $ 1,426,000           $ 4,376,000
   Accounts receivable, net.........................................             449,000               539,000
   Inventories......................................................          30,445,000            26,759,000
   Prepaid expenses and other current assets........................             758,000               549,000
   Deferred income taxes............................................           3,344,000             1,429,000
                                                                        ------------------    ------------------
     Total current assets...........................................          36,422,000            33,652,000
PROPERTY AND EQUIPMENT, Net.........................................           7,733,000             9,072,000
INTANGIBLE ASSETS, Net..............................................             170,000               145,000
OTHER ASSETS........................................................             360,000               411,000
                                                                        ------------------    ------------------
TOTAL...............................................................        $ 44,685,000          $ 43,280,000
                                                                        ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings............................................        $ 14,500,000           $ 6,000,000
   Accounts payable.................................................           3,520,000             4,553,000
   Income taxes payable.............................................              99,000             1,826,000
   Accrued expenses and other current liabilities...................           2,619,000             3,720,000
                                                                        ------------------    ------------------
     Total current liabilities......................................          20,738,000            16,099,000
DEFERRED RENT.......................................................             711,000               863,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             433,000               459,000
                                                                        ------------------    ------------------
   Total liabilities................................................          21,882,000            17,421,000
                                                                        ------------------    ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares authorized, none
     issued and outstanding.........................................           $     ---             $     ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,686,284 and 13,183,550 issued at June 30, 2001 and December 31,
     2000, respectively.............................................              97,000                97,000
   Additional paid-in capital.......................................          20,475,000            20,475,000
   Retained earnings................................................           9,437,000            12,367,000
   Treasury stock, 1,233,220 and 1,202,200 shares at
     June 30, 2001 and December 31, 2000, respectively..............          (7,206,000)           (7,080,000)
                                                                        ------------------    ------------------
     Total stockholders' equity.....................................          22,803,000            25,859,000
                                                                        ------------------    ------------------
TOTAL...............................................................        $ 44,685,000          $ 43,280,000
                                                                        ==================    ==================


                                                        See accompanying notes.





                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                      Three Months Ended                        Six Months Ended
                                                                           June 30,                                 June 30,
                                                    -------------------------------------    --------------------------------------
                                                           2001                 2000                 2001                2000
                                                    ----------------     ----------------    -----------------   ------------------

NET SALES...................................          $  25,194,000         $ 26,205,000       $  42,180,000       $   42,791,000
COST OF GOODS SOLD..........................             10,763,000           10,682,000          18,722,000           18,112,000
                                                    ----------------     ----------------    -----------------   ------------------
GROSS PROFIT................................             14,431,000           15,523,000          23,458,000           24,679,000
                                                    ----------------     ----------------    -----------------   ------------------

OPERATING EXPENSES:
     Selling, marketing and distribution.....            13,185,000           12,537,000          25,278,000           24,323,000
     General and administrative..............             1,549,000            1,342,000           2,772,000            2,671,000
                                                   ----------------     ----------------    -----------------     ---------------
         Total operating expenses............            14,734,000           13,879,000          28,050,000           26,994,000
                                                   ----------------     ----------------    -----------------     ---------------

(LOSS) INCOME FROM OPERATIONS.................             (303,000)           1,644,000          (4,592,000)          (2,315,000)
OTHER INCOME..................................              334,000                 ---              334,000                  ---
INTEREST (EXPENSE) INCOME, NET................             (346,000)              44,000            (587,000)            (215,000)
                                                    ----------------     ----------------    -----------------   ------------------

(LOSS) INCOME BEFORE (BENEFIT FROM)
  PROVISION FOR INCOME TAXES..................             (315,000)           1,688,000          (4,845,000)          (2,100,000)
BENEFIT FROM (PROVISION FOR) INCOME TAXES.....              171,000             (650,000)          1,915,000              808,000
                                                    ----------------     ----------------    -----------------   ------------------
NET (LOSS) INCOME.............................      $      (144,000)         $ 1,038,000      $   (2,930,000)    $     (1,292,000)
                                                     ================     ================    =================  ==================

NET (LOSS) INCOME PER SHARE
    BASIC AND DILUTED........................     $           (0.02)        $       0.09            $    (0.35)    $        (0.11)
                                                    ================     ================    =================   ==================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC....................................               8,453,000           11,986,000             8,456,000         12,064,000
                                                    ================     ================    =================   ==================
  DILUTED..................................               8,453,000           12,070,000             8,456,000         12,064,000
                                                    ================     ================    =================   ==================

                             See accompanying notes.





                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               --------------------------------------
                                                                                    2001                   2000
                                                                               ----------------       ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss........................................................     $    (2,930,000)       $   (1,292,000)
          Adjustments to reconcile net loss to net cash
              Used in operating activities:
              Depreciation and amortization...............................           1,793,000             1,997,000
              Provision for losses on receivables.........................             411,000                22,000
              (Gain) Loss on disposition of property and equipment........             (63,000)                2,000
              Gain on sale of investment..................................            (334,000)                  ---
              Deferred income taxes.......................................          (1,915,000)             (808,000)
              Changes in operating assets and liabilities:
                 Receivables..............................................            (321,000)             (177,000)
                 Inventories..............................................          (3,686,000)           (9,929,000)
                 Prepaid expenses and other assets........................            (209,000)             (744,000)
                 Accounts payable.........................................          (1,033,000)            2,395,000
                 Income taxes payable.....................................          (1,727,000)           (1,761,000)
                 Accrued expenses and other current liabilities...........          (1,101,000)             (890,000)
                 Deferred rent............................................            (152,000)                9,000
                 Deferred gain on sale-leaseback..........................             (26,000)              (27,000)
                                                                               ---------------       ---------------
                 Net cash used in operating activities....................         (11,293,000)          (11,203,000)
                                                                               ---------------       ---------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures............................................            (509,000)             (979,000)
          Proceeds from sale of investment................................             334,000
          Proceeds from sale of property and equipment....................             130,000                   ---
          Principal repayments of notes receivable........................              32,000               (81,000)
          Other...........................................................             (18,000)              (33,000)
                                                                               ---------------       ---------------
                      Net cash used in investing activities..............              (31,000)           (1,093,000)
                                                                               ---------------       ---------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Dividend payment................................................                 ---            (1,200,000)
          Repurchase of common stock......................................            (126,000)             (107,000)
          Short-term borrowings, net......................................           8,500,000                   ---
                                                                               ---------------       ---------------
                     Net cash provided by (used in) financing activities..           8,374,000            (1,307,000)
                                                                               ---------------       ---------------
     NET DECREASE IN CASH.................................................          (2,950,000)          (13,603,000)
     CASH, BEGINNING OF PERIOD............................................           4,376,000            17,925,000
                                                                               ---------------       ---------------
     CASH, END OF PERIOD..................................................     $     1,426,000       $     4,322,000
                                                                               ===============       ===============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
        Interest.....................................................          $       592,000       $           ---
        Income taxes.................................................          $     1,727,000       $     1,761,000

                             See accompanying notes.





                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1. Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2. Short-term Borrowings

         The Company has a $25.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders. The Credit Agreement has a three-year term and has scheduled annual commitment reductions. The maximum commitment balance is $25.0 million, $20.0 million and $15.0 million on December 31, 2001, June 30, 2002 and December 31, 2002, respectively. The Credit Agreement is secured by substantially all assets of the Company, requires the compliance of various financial affirmative and negative covenants and prohibits the payment of dividends. This Credit Agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of June 30, 2001, the Company had $14.5 million outstanding under this Credit Agreement. Additionally, the Company had $2.0 million of letters of credit outstanding as of June 30, 2001. The letters of credit expire through August 2001.

NOTE 3. Stockholder's Equity

        In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between January 1, 2001 and June 30, 2001, the Company repurchased 31,020 shares of common stock.

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

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2000. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this quarterly report on form 10-Q, and the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $25.2 million for the three months ended June 30, 2001 from $26.2 million for the same period in 2000, a decrease of $1.0 million, or 3.8%. Of the decrease, $1.3 million was attributable to a 5.4% comparable stores sales decrease and $0.5 million from a decrease in the Company's wholesale business. This was offset by $0.6 million from new stores (not yet qualifying as comparable stores) and a $0.2 million increase in catalog and internet sales. The decrease in comparable store sales reflects a continual softening in the retail environment and resulting decreased customer traffic at the Company's retail store locations.

         GROSS PROFIT. Gross profit decreased to $14.4 million for the three months ended June 30, 2001 from $15.5 million for the same period in 2000, a decrease of $1.1 million, or 7.1%. This decrease was primarily attributable to lower product sales. As a percentage of net sales, gross profit decreased to 57.3% in the three months ended June 30, 2001 from 59.2% in the same period in 2000. This 1.9% decrease was primarily due to increased sales promotions during the second quarter of 2001.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $13.2 million in the three months ended June 30, 2001 from $12.5 million in the same period for 2000, an increase of $0.7 million, or 5.6%. As a percentage of net sales, these expenses increased to 52.3% in the three months ended June 30, 2001 from 47.8% in the same period in 2000, an increase of 4.5%. The increase in selling, marketing and distribution expenses is attributable to additional store operating costs of $0.2 million, a $0.4 million provision for losses on wholesale receivables due to the bankruptcy filing of a significant wholesale account, Casual Male, and $0.1 increase in general marketing expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.5 million for the three months ended June 30, 2001 from $1.3 million for the same period 2000, an increase of $0.2 million, or 15.4%. As a percentage of net sales, these expenses increased to 6.1% in the three months ended June 30, 2001 from 5.1% in the same period in 2000. The increase in general and administrative expenses is primarily attributable to charitable donations of inventory given during the second quarter of 2001.

         OTHER INCOME. In the three months ended June 30, 2001, other income resulted from a $0.3 million gain on the sale of PETsMART.com stock. After careful consideration of the internet and capital markets, the Company wrote-off its entire $3,000,000 investment in PETsMART.com stock at December 31, 2000. Subsequently, in June 2001, a proposal and acceptance occurred whereby the Company sold this stock for $334,000.

         INTEREST EXPENSE. Interest expense increased to $0.3 million in the three months ended June 30, 2001 from $44,000 interest income in the same period in 2000, principally due to interest on the outstanding short-term borrowings.

Six Months Ended June 30, 2001 and 2000

         NET SALES. Net sales decreased to $42.2 million for the six months ended June 30, 2001 from $42.8 million for the same period in 2000, a decrease of $0.6 million or 1.4%. Of the decrease, $1.5 million was attributable to a 4.0% comparable stores sales decrease and $0.9 million from a decrease in the Company's wholesale business. This was offset by $1.3 million from new stores (not yet qualifying as comparable stores) and a $0.5 million increase in catalog and internet sales. The decrease in comparable store sales reflects a continual softening in the retail environment and resulting decreased customer traffic at the Company's retail store locations.

         GROSS PROFIT. Gross profit decreased to $23.5 million for the six months ended June 30, 2001 from $24.7 million for the same period in 2000, a decrease of $1.2 million or 4.9%. The decrease is primarily attributable to lower product sales. As a percentage of net sales, gross profit decreased to 55.6% in the six months ended June 30, 2001 from 57.7% in the same period in 2000. This 2.1% decrease was primarily due to increased sales promotions during the first half of 2001.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $25.3 million in the six months ended June 30, 2001 from $24.3 million in the same period for 2000, an increase of $1.0 million, or 4.1%. As a percentage of net sales, these expenses increased to 59.9% in the six months ended June 30, 2001 from 56.8% in the same period in 2000, a increase of 3.1%. During the six months ended June 30, 2001, the Company had an average of 198 stores in operation, compared to an average of 192 stores open in the same period in 2000. The increase in selling, marketing and distribution expenses is primarily attributable to $0.4 of additional store operating costs and a $0.4 million provision for losses on wholesale receivables due to the bankruptcy filing of a significant wholesale account, Casual Male. For the six months ended June 30, 2000, selling, marketing and distribution expenses were offset by insurance proceeds of approximately $0.3 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.8 million for the six months ended June 30, 2001 from $2.7 million for the same period 2000, an increase of $0.1 million, or 3.7%. As a percentage of net sales, these expenses increased to 6.6% in the six months ended June 30, 2001 from 6.2% in the same period in 2000.

         OTHER INCOME. In the six months ended June 30, 2001, other income resulted from a $0.3 million gain on the sale of PETsMART.com stock. After careful consideration of the internet and capital markets, the Company wrote-off its entire $3,000,000 investment in PETsMART.com stock at December 31, 2000. Subsequently, in June 2001, a proposal and acceptance occurred whereby the Company sold this stock for $334,000.

         INTEREST EXPENSE. Interest expense increased to $0.6 million in the six months ended June 30, 2001 from $0.2 million interest income in the same period in 2000, principally due to interest on the outstanding short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of 2001, the Company's primary uses of cash were for merchandise inventories and income taxes. The Company satisfied its cash requirements primarily from existing cash balances and short-term borrowings under its credit agreement.

         Cash used in operating activities was $11.3 million and $11.2 million for the six months ended June 30, 2001 and 2000, respectively.

         Cash used in investment activities for the six months ended June 30, 2001 and 2000 were $31,000 and $1.1 million, respectively. Cash flows used in investment activities in the first six months of 2001 primarily related to 4 new store openings and capital additions to the Company's existing stores, offset by proceeds received from the sale of investments, property, and equipment. Cash flows used in investment activities in the first six months of 2000 primarily related to 11 new store openings and capital additions to the Company's existing stores.

         Cash provided by financing activities in the six months ended June 30, 2001 were $8.4 million compared to $1.3 million of cash used in the same period in 2000. In the six months ended June 30, 2001, the Company had net borrowings of $8.5 million under its revolving credit facility and used $0.1 million to repurchase common stock. In the six months ended June 30, 2000, the Company paid an annual dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million.

         The Company has a $25.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders. The Credit Agreement has a three-year term and has scheduled annual commitment reductions. The maximum commitment balance is $25.0 million, $20.0 million and $15.0 million on December 31, 2001, June 30, 2002 and December 31, 2002, respectively. The Credit Agreement is secured by substantially all assets of the Company, requires the compliance of various financial affirmative and negative covenants and prohibits the payment of dividends. This Credit Agreement provides for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of June 30, 2001, the Company had $14.5 million outstanding under this Credit Agreement. Additionally, the Company had $2.0 million of letters of credit outstanding as of June 30, 2001. The letters of credit expire through August 2001.

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


ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. The Company has a Credit Agreement with a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The Company had $14.5 million borrowings under this arrangement as of June 30, 2001.


PART II. .........OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
         The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2:  CHANGES IN SECURITIES
         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Registrant's Annual Meeting of Stockholders was held on June 1,
         2001.

         Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement. Such nominees were elected.

         The matters voted upon at the Annual Meeting and the results thereof were as follows:


         1. To elect Class I Directors, each to hold office for a three-year term and until each of their successors are elected and qualified.

                                    FOR           AGAINST        ABSTAINED
             Skip Coomber III    7,475,510           0             7,922
             Steven C. Good      7,475,510           0             7,922





         2. To ratify the election of Deloitte & Touche LLP as independent certified public accountants for the year ending December 31, 2001.

                            FOR                 AGAINST           ABSTAINED
                         7,475,203               6,299              1,930


ITEM 5:  OTHER INFORMATION
         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit

              Exhibit No.            Document Description
              -----------            --------------------

              10.2 First Amendment to Credit Agreement among the Company, Big Dog USA, Inc., Bank of America, N.A., Israel Discount Bank and Santa Barbara Bank & Trust dated June 29, 2001


         (b)  Reports on Form 8-K
              Not applicable



SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BIG DOG HOLDINGS, INC.


August 14, 2001                            /s/ ANDREW D. FESHBACH
                                           ----------------------
                                           Andrew D. Feshbach
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


August 14, 2001                            /s/ ROBERTA J. MORRIS
                                           ---------------------
                                           Roberta J. Morris
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)