Form 10-Q
period 2001-09-30
BIG DOG HOLDINGS INC
filed 2001-11-14
CIK 1019439

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

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

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 1, 2001 was 8,453,064 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                            NO.

PART I.    FINANCIAL INFORMATION..............................................3

ITEM 1:    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS
           September 30, 2001 and December 31, 2000...........................3

           CONSOLIDATED STATEMENTS OF OPERATIONS
           Three months and nine months ended September 30, 2001 and 2000.....4

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine months ended September 30, 2001 and 2000......................5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................6

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................7

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........11

PART II.   OTHER INFORMATION.................................................11

ITEM 1:    LEGAL PROCEEDINGS.................................................11

ITEM 2:    CHANGES IN SECURITIES.............................................11

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES...................................11

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

ITEM 5:    OTHER INFORMATION.................................................12

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K..................................12

SIGNATURES       ............................................................13

PART 1.  .........FINANCIAL INFORMATION
ITEM 1:  .........FINANCIAL STATEMENTS

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,          December 31,
                                                                              2001                  2000
                                                                        ------------------    ------------------
                                                                           (Unaudited)
                                 ASSETS (Note 2)
CURRENT ASSETS:
   Cash and cash equivalents........................................          $  250,000           $ 4,376,000
   Accounts receivable, net.........................................             533,000               539,000
   Inventories......................................................          38,269,000            26,759,000
   Prepaid expenses and other current assets........................           1,356,000               549,000
   Deferred income taxes............................................           2,170,000             1,429,000
                                                                             -----------          ------------
     Total current assets...........................................          42,578,000            33,652,000
PROPERTY AND EQUIPMENT, Net.........................................           6,959,000             9,072,000
INTANGIBLE ASSETS, Net..............................................             170,000               145,000
OTHER ASSETS........................................................             193,000               411,000
                                                                             -----------          ------------
TOTAL...............................................................         $49,900,000          $ 43,280,000
                                                                             ===========          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings............................................         $16,500,000           $ 6,000,000
   Accounts payable.................................................           5,321,000             4,553,000
   Income taxes payable.............................................              93,000             1,826,000
   Accrued expenses and other current liabilities...................           2,233,000             3,720,000
                                                                             -----------           -----------
     Total current liabilities......................................          24,147,000            16,099,000
DEFERRED RENT.......................................................             656,000               863,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             419,000               459,000
                                                                             -----------           -----------
   Total liabilities................................................          25,222,000            17,421,000
                                                                             -----------           -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares authorized, none
     issued and outstanding.........................................           $     ---             $     ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,686,284 issued at September 30, 2001 and December 31, 2000...              97,000                97,000
   Additional paid-in capital.......................................          20,475,000            20,475,000
   Retained earnings................................................          11,312,000            12,367,000
   Treasury stock, 1,233,220 and 1,202,200 shares at
     September 30, 2001 and December 31, 2000, respectively.........          (7,206,000)           (7,080,000)
                                                                             -----------           -----------
     Total stockholders' equity.....................................          24,678,000            25,859,000
                                                                             -----------           -----------
TOTAL...............................................................        $ 49,900,000          $ 43,280,000
                                                                            ============          ============



                             See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                  Three Months Ended                        Nine Months Ended
                                                                    September 30,                             September 30,
                                                     -------------------------------------    --------------------------------------
                                                           2001                 2000                 2001                2000
                                                     ----------------     ----------------    -----------------   ------------------

NET SALES..........................................     $  30,204,000         $ 31,505,000       $  72,384,000       $   74,296,000
COST OF GOODS SOLD.................................        12,884,000           12,974,000          31,606,000           31,086,000
                                                     ----------------        -------------      --------------      ---------------
GROSS PROFIT.......................................        17,320,000           18,531,000          40,778,000           43,210,000
                                                     ----------------        -------------      --------------      ---------------

OPERATING EXPENSES:
     Selling, marketing and distribution...........        12,720,000           13,350,000           37,998,000         37,673,000
     General and administrative....................         1,181,000            1,252,000            3,953,000          3,923,000
                                                     ----------------        -------------       --------------     --------------
         Total operating expenses..................        13,901,000           14,602,000           41,951,000         41,596,000
                                                     ----------------        -------------       --------------     --------------

INCOME (LOSS) FROM OPERATIONS......................         3,419,000            3,929,000           (1,173,000)         1,614,000

OTHER INCOME.......................................               ---                  ---             (334,000)               ---

INTEREST EXPENSE (INCOME), NET.....................           370,000              144,000              957,000            (71,000)
                                                     ----------------        -------------       --------------     --------------


INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
INCOME TAXES.......................................         3,049,000            3,785,000           (1,796,000)         1,685,000

PROVISION FOR (BENEFIT FROM) INCOME TAXES..........         1,174,000            1,506,000             (741,000)           698,000
                                                     ----------------        -------------       --------------     --------------

NET INCOME (LOSS)..................................    $    1,875,000         $  2,279,000         $ (1,055,000)    $      987,000
                                                     ================        =============         ============     ==============

NET INCOME (LOSS) PER SHARE
     BASIC.........................................    $         0.22         $       0.21         $      (0.12)    $         0.09
                                                     ================        =============        =============     ==============
     DILUTED.......................................    $         0.22         $       0.21         $      (0.12)    $         0.08
                                                     ================        =============        =============     ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC.........................................        8,453,000            10,801,000           8,455,000          11,587,000
                                                    ================         =============        ============      ==============
     DILUTED.......................................        8,462,000            10,915,000           8,455,000          11,697,000
                                                    ================         =============        ============      ==============



                                                See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                      --------------------------------------
                                                                             2001                2000
                                                                      ----------------   -------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) income........................................   $    (1,055,000)    $         987,000
          Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization........................         2,775,000             3,330,000
              Provision for losses on receivables..................           416,000                27,000
              Gain on disposition of property and equipment........           (74,000)              (34,000)
              Gain on sale of investment...........................          (334,000)                  ---
              Deferred income taxes................................          (741,000)             (677,000)
              Changes in operating assets and liabilities:
                   Receivables.....................................          (411,000)              386,000
                   Inventories.....................................       (11,510,000)          (17,039,000)
                   Prepaid expenses and other assets...............          (807,000)              (51,000)
                   Accounts payable................................           768,000             1,945,000
                   Accrued expenses and other current liabilities..        (1,487,000)           (1,252,000)
                   Deferred rent...................................          (207,000)              (25,000)
                   Deferred gain on sale-leaseback.................           (40,000)              (40,000)
                                                                       --------------     -----------------
                       Net cash used in operating activities.......       (14,439,000)          (12,736,000)
                                                                       --------------     -----------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures.....................................          (741,000)           (1,353,000)
          Proceeds from sale of investment.........................           334,000                   ---
          Proceeds from sale of property and equipment.............           178,000                90,000
          Principal repayments of notes receivable.................           107,000               573,000
          Other....................................................            61,000              (161,000)
                                                                       --------------     -----------------
                       Net cash used in investing activities.......           (61,000)             (851,000)
                                                                       --------------     -----------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Short-term borrowings, net...............................        10,500,000             19,875,000
          Repurchase of common stock...............................          (126,000)           (22,049,000)
          Dividend payment.........................................               ---             (1,200,000)
          Proceeds from exercise of stock warrants.................               ---                 25,000
                                                                       --------------      -----------------
              Net cash provided by (used in) financing activities..        10,374,000             (3,349,000)
                                                                       --------------      -----------------
     NET DECREASE IN CASH..........................................        (4,126,000)           (16,936,000)
     CASH, BEGINNING OF PERIOD.....................................         4,376,000             17,925,000
                                                                       --------------      -----------------
     CASH, END OF PERIOD...........................................   $       250,000      $         989,000
                                                                      ===============      =================
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for:
              Interest.............................................   $       958,000      $          26,000
              Income taxes.........................................   $     1,732,000      $       1,667,000

                             See accompanying notes.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1. Basis of Presentation:

         The accompanying unaudited financial consolidated statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its wholly owned subsidiary, Big Dog USA, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2. Short-term Borrowings

         The Company had a $25.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders. The Credit Agreement had a three-year term and has scheduled annual commitment reductions. The maximum commitment balance was $25.0 million, $20.0 million and $15.0 million on December 31, 2001, June 30, 2002 and December 31, 2002, respectively. The Credit Agreement was secured by substantially all assets of the Company, required the compliance of various financial affirmative and negative covenants and prohibited the payment of dividends. This Credit Agreement provided for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of September 30, 2001, the Company had $16.5 million outstanding under this Credit Agreement. Additionally, the Company had $0.3 million of letters of credit outstanding as of September 30, 2001. The letters of credit expired through October 2001.

         In October 2001, the Company entered into a new $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. In November 2001, the Company paid off and terminated its existing relationship and drew down approximately $18.0 million on the new facility. This facility is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance of financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels.

NOTE 3. Stockholder's Equity

        In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between January 1, 2001 and September 30, 2001, the Company repurchased 31,020 shares of common stock totaling $126,000.

NOTE 4. Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

         SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of adopting SFAS Nos. 141 and 142.

         In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No.144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting SFAS No. 144.


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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $30.2 million for the three months ended September 30, 2001 from $31.5 million for the same period in 2000, a decrease of $1.3 million, or 4.1%. Of the decrease, $2.0 million was attributable to a 7.0% comparable stores sales decrease. This was offset by $0.1 million from new stores (not yet qualifying as comparable stores), a $0.2 million increase in the Company's wholesale business, and a $0.4 million increase in catalog and internet sales. The decrease in sales reflects a continual softening in the retail environment and resulting decreased customer traffic at the Company's retail store locations.

         GROSS PROFIT. Gross profit decreased to $17.3 million for the three months ended September 30, 2001 from $18.5 million for the same period in 2000, a decrease of $1.2 million, or 6.5%. This decrease was due in part to lower product sales. As a percentage of net sales, gross profit decreased to 57.3% in the three months ended September 30, 2001 from 58.8% in the same period in 2000. This 1.5% decrease was primarily due to increased sales promotions during the third quarter of 2001.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $12.7 million in the three months ended September 30, 2001 from $13.4 million in the same period for 2000, a decrease of $0.7 million, or 5.2%. As a percentage of net sales, these expenses decreased to 42.1% in the three months ended September 30, 2001 from 42.4% in the same period in 2000, a decrease of 0.3%. The decrease in selling, marketing and distribution expenses is attributable to reduced depreciation expense of $0.3 million and store operating expenses of $0.4 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $1.2 million for the three months ended September 30, 2001 from $1.3 million for the same period 2000, a decrease of $0.1 million, or 7.7%. As a percentage of net sales, these expenses decreased to 3.9% in the three months ended September 30, 2001 from 4.0% in the same period in 2000.

         INTEREST EXPENSE. Interest expense increased to $0.4 million in the three months ended September 30, 2001 from $0.1 million in the same period in 2000, principally due to interest on the higher outstanding short-term borrowings during the period.

Nine Months Ended September 30, 2001 and 2000

         NET SALES. Net sales decreased to $72.4 million for the nine months ended September 30, 2001 from $74.3 million for the same period in 2000, a decrease of $1.9 million or 2.6%. Of the decrease, $3.6 million was attributable to a 5.3% comparable stores sales decrease and $0.7 million from a decrease in the Company's wholesale business. This was offset by $1.5 million from new stores (not yet qualifying as comparable stores) and a $0.9 million increase in catalog and internet sales. The decrease in sales reflects a continual softening in the retail environment and resulting decreased customer traffic at the Company's retail store locations.

         GROSS PROFIT. Gross profit decreased to $40.8 million for the nine months ended September 30, 2001 from $43.2 million for the same period in 2000, a decrease of $2.4 million or 5.6%. The decrease is primarily attributable to lower product sales. As a percentage of net sales, gross profit decreased to 56.3% in the nine months ended September 30, 2001 from 58.2% in the same period in 2000. This 1.9% decrease was primarily due to increased sales promotions during the first three quarters of 2001.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $38.0 million in the nine months ended September 30, 2001 from $37.7 million in the same period for 2000, an increase of $0.3 million, or 0.8%. As a percentage of net sales, these expenses increased to 52.5% in the nine months ended September 30, 2001 from 50.7% in the same period in 2000, a increase of 1.8%. During the nine months ended September 30, 2001, the Company had an average of 199 stores in operation, compared to an average of 194 stores open in the same period in 2000. The increase in selling, marketing and distribution expenses is primarily attributable to $0.3 million of additional store operating costs and a $0.4 million provision for losses on wholesale receivables due to the bankruptcy filing of a significant wholesale account, Casual Male. For the nine months ended September 30, 2000, selling, marketing and distribution expenses were offset by insurance proceeds of approximately $0.3 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.0 million for the nine months ended September 30, 2001 from $3.9 million for the same period 2000, an increase of $0.1 million, or 2.6%. As a percentage of net sales, these expenses increased to 5.5% in the nine months ended September 30, 2001 from 5.3% in the same period in 2000.

         OTHER INCOME. In the nine months ended September 30, 2001, other income resulted from a $0.3 million gain on the sale of PETsMART.com stock. After careful consideration of the internet and capital markets, the Company wrote-off its entire $3,000,000 investment in PETsMART.com stock at December 31, 2000. Subsequently, in June 2001, a proposal and acceptance occurred whereby the Company sold this stock for $334,000.

         INTEREST EXPENSE. Interest expense increased to $1.0 million in the nine months ended September 30, 2001 from $0.1 million interest income in the same period in 2000, principally due to interest on the outstanding short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of 2001, the Company's primary uses of cash were for merchandise inventories, taxes and accrued expenses. The Company satisfied its cash requirements primarily from existing cash balances and short-term borrowings under its credit agreement.

         Cash used in operating activities was $14.4 million and $12.7 million for the nine months ended September 30, 2001 and 2000, respectively.

         Cash used in investing activities for the nine months ended September 30, 2001 and 2000 were $61,000 and $0.9 million, respectively. Cash flows used in investing activities in the first nine months of 2001 primarily related to 8 new store openings and capital additions to the Company's existing stores, offset by proceeds received from the sales of the PETsMART.com investment, property, and equipment. Cash flows used in investing activities in the first nine months of 2000 primarily related to 12 new store openings and capital additions to the Company's existing stores.

         Cash provided by financing activities in the nine months ended September 30, 2001 were $10.4 million, compared to $3.3 million of cash used in the same period in 2000. In the nine months ended September 30, 2001, the Company had net borrowings of $10.5 million under its revolving credit facility and used $0.1 million to repurchase common stock. In the nine months ended September 30, 2000, the Company paid an annual dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million. Additionally, in the nine months ended September 30, 2000, the Company repurchased approximately $22.0 million of common stock.

         The Company had a $25.0 million revolving credit facility ("Credit Agreement") with Bank of America and other lenders. The Credit Agreement had a three-year term and has scheduled annual commitment reductions. The maximum commitment balance was $25.0 million, $20.0 million and $15.0 million on December 31, 2001, June 30, 2002 and December 31, 2002, respectively. The Credit Agreement was secured by substantially all assets of the Company, required the compliance of various financial affirmative and negative covenants and prohibited the payment of dividends. This Credit Agreement provided for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios. As of September 30, 2001, the Company had $16.5 million outstanding under this Credit Agreement. Additionally, the Company had $0.3 million of letters of credit outstanding as of September 30, 2001. The letters of credit expired through October 2001.

         In October 2001, the Company entered into a new $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. In November 2001, the Company paid off and terminated its existing relationship and drew down approximately $18.0 million on the new facility. This facility is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance of financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels.

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


ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. The Company has a new credit facility with a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% based on excess availability levels. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
                  On February 28, 2001, World Wrestling Federation Entertainment Inc. ("WWF") filed a complaint against the Company. The complaint, as amended, alleges that certain graphics on T-shirts and other products sold by the Company that parodied WWF wrestlers violated, trademark, copyright and other intellectual property rights of the WWF. The complaint seeks injunctive relief, unspecified damages and attorney's fees. The Company believes the subject graphics are protected under the First Amendment of the US constitution and do not infringe the rights of the plaintiff. The Company has answered the complaint and is defending the action. The outcome of this action cannot be predicted; however, in the opinion of management, the resolution of this matter is not expected to have a material adverse effect on our results of operations or financial condition.

                  The Company is involved in various other legal proceedings arising in the normal course of its business. In the opinion of management, any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2:  CHANGES IN SECURITIES
         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5:  OTHER INFORMATION
         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit

               Exhibit No.               Document Description

               10.1 Loan and Security among Big Dog Holdings, Inc., Big Dog USA, Inc., CSI Acquisition Corporation and Wells Fargo Retail Finance, LLC dated as of October 23, 2001.

(b)      Reports on Form 8-K
         Not applicable








SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIG DOG HOLDINGS, INC.


November 14, 2001                         /s/ ANDREW D. FESHBACH
                                          ----------------------
                                          Andrew D. Feshbach
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


November 14, 2001                         /s/ ROBERTA J. MORRIS
                                          ---------------------
                                          Roberta J. Morris
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)