Form 10-K
period 2001-12-31
BIG DOG HOLDINGS INC
filed 2002-03-29
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 (805) 963-8727
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 22, 2002 was approximately $6.1 million. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders, are deemed to be held by non-affiliates.

         On March 22, 2002, the registrant had 8,465,064 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1.  BUSINESS


         Unless the context indicates otherwise, when this Annual Report on Form 10-K refers to "we", "us" or "the Company," we are referring to Big Dog Holdings, Inc. and its subsidiaries on a consolidated basis.

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption Risk Factors in
Item 7. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans for Big Dogs will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


GENERAL


         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. BIG DOGS(R) is an All-American, family-oriented brand that we believe has established a unique niche in its dedication to providing quality, value and fun. Big Dogs products were first sold in 1983, and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS(R) brand and related assets. Following the acquisition, we initiated a strategy of leveraging the brand through dramatic expansion of our product line and rapid growth in our retail stores. The number of our stores has grown from 5 in 1993 to 208 as of December 31, 2001.

         Our products are centered around the signature BIG DOGS(R) name, logo and "Big Dog" characters and are designed to appeal to a broad range of customers. The BIG DOGS(R) brand conveys a sense of fun, humor and a "Big Dog attitude," whereby each customer can feel that he or she is a "Big Dog." The Big Dog attitude and sense of fun are brought to life through our graphic capabilities that portray the Big Dog characters in a number of engaging, positive and inspiring situations and activities. The Big Dog attitude is further defined by a number of slogans such as "If You Can't Run with the Big Dogs Stay on the Porch"(R), "Large and In Charge" and "Attitude is Everything." These graphics and slogans combine a bold, spirited attitude with wry, lighthearted humor. The appeal of the brand is further strengthened through a customer's personal identification with particular sports and other activities depicted in these graphics. In addition to our focus on fun, Big Dogs develops customer loyalty and enhances its brand image by providing a consistently high level of quality at moderate price points. We accomplish this primarily through
(i) selling our own brand directly to the consumer, (ii) low-cost product development, and (iii) sourcing high-volume/low-cost basic apparel with limited fashion risk.

         The BIG DOGS(R) brand is designed to appeal to men, women and children of all ages, particularly baby boomers and their kids, especially when they are engaged in leisure or recreational activities. Furthermore, we believe the millions of dog and other pet owners in the United States, as well as children, have a strong natural affinity toward the dog-related images and themes in Big Dogs graphics. In addition, we believe the positive image the brand brings to being a "Big Dog" has a special appeal to large-size customers. We develop our apparel products, which include a wide variety of basic apparel and related products, with an emphasis on being functional rather than fashion-forward or trendy. These apparel products include graphic T-shirts, shorts, knit and woven shirts, fleece items, loungewear and boxer shorts. In addition to its BIG DOGS(R) line of activewear and casual sportswear for men and women, we have a LITTLE BIG DOGS(R) line of infants' and children's apparel and a BIG BIG DOGS(R) line of big-size apparel. We also sell a line of non-apparel products, including plush animals, stationery and pet products, which feature Big Dog graphics and are developed to complement our apparel.

         We reinforce our brand image by distributing BIG DOGS(R) products primarily through our own retail stores. This distribution strategy enables us to present a complete selection of our merchandise in a creative and fun environment. In addition, this strategy enables us to more effectively reach our target customers by locating stores in tourist-oriented and other casual environments where we believe our products have their highest appeal. We operate our retail stores primarily in outlets, tourist locations and value-oriented shopping environments. In addition to our retail stores, we market our products through other channels, including our catalog, better wholesale and corporate accounts, website and licensing opportunities.


BUSINESS STRATEGY


         Our mission is to build a brand that is recognized throughout the world for providing high quality, good value and fun and functional products. To achieve this goal, we follow the following operating strategies:

         PROMOTE THE BIG DOG SPIRIT OF FUN. A key and unique element in our brand image is the focus on fun. This spirit of fun revolves around our Big Dog character that has broad appeal to men, women and children of all ages. We fosters this spirit by creating positive, humorous, topical and inspiring graphics and slogans that we apply to our merchandise. More than just a logo, "the Big Dog" represents the leader, athlete, child, comedian, musician, boss, traveler, parent and dog lover that a wide range of customers can identify with. Big Dog products are fun, not only because of their graphics and slogans, but also because they are designed for recreational, sports and leisure activities and make ideal gifts. Our focus on fun is further enhanced by the lively, enjoyable atmosphere in our retail stores and is also reflected in our catalog, website and marketing promotions and activities.

         DELIVER HIGH QUALITY AT A GOOD VALUE. Big Dogs' products are constructed using high-quality fabrics and other materials. Many of our products feature unique graphics characterized by advanced print techniques, as well as unique appliques and embroideries on many of our apparel products. We believe this combination of quality fabrics and graphics in our apparel products provides the customer with a product that has an exceptional look and feel. We are able to deliver this level of quality at reasonable prices primarily as a result of (i) selling our own brand direct to the consumer, (ii) low-cost product development, (iii) sourcing of basic apparel, and (iv) low marketing costs. We believe that delivering quality and value is instrumental in generating customer appeal and brand loyalty for our products, particularly those that do not prominently feature Big Dog graphics.

         ENHANCE FUNCTIONAL PRODUCTS WITH GRAPHICS. Big Dogs develops functional rather than fashion-forward products. We believe we have a special competency in creating distinctive, popular graphics which we use to differentiate our products from those of our competitors. We have developed a broad assortment of classic, functional clothing ("basics") in traditional, less fashion-forward colors. Our focus on basics and our ability to leverage our graphics across multiple product categories have allowed us to eliminate the need for a traditional buyer or design staff, and thereby lower our product development costs compared to most fashion apparel companies. Furthermore, since our graphics are added in the last stage of production, we are able to be more responsive to customer preferences while also lowering our inventory risk.

         TARGET A BROAD, DIVERSE CUSTOMER BASE. We believe we have established Big Dogs as an All-American, family-oriented brand featuring products, graphic themes, slogans and promotions that appeal to a broad range of consumers. Although our marketing focus is on baby boomers and their kids, our customers include men, women and children of all ages, who span a wide range of geographic areas and income levels. Furthermore, we believe that the millions of dog and other pet owners in the United States, as well as children, have a strong natural affinity for the dog-related images and themes in Big Dogs graphics. In addition, we believe that the positive image the brand brings to being a "Big Dog" has a special appeal to big-size customers.

         MAINTAIN CONTROLLED DISTRIBUTION. We sell our products primarily through our own stores and, to a lesser extent, through our catalog and website. By selling direct to customers, we are able to present our complete line of merchandise in a creative and fun environment. This also allows us to target our customers more precisely by locating stores in tourist-oriented and other high-traffic areas where we believe consumers are more likely to be of the mind to purchase Big Dogs' fun, casual apparel. Selling direct to the consumer also allows us (i) to enhance our margins while still providing customer value, (ii) to be more responsive to customer feedback, especially with regard to new product development, (iii) to reduce the need to build brand awareness through large-scale media advertising, and (iv) to collect customer names for our catalog through in-store sign-ups.

         CREATE AN ENTERTAINING SHOPPING EXPERIENCE. We seeks to create a distinctive and fun shopping environment in Big Dogs stores through an innovative display of our graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in a relaxed, fun state of mind. By showcasing our complete product line, Big Dogs stores offer something for everyone in the family. Effective cross-merchandising in the stores is designed to add excitement and prompt add-on purchases. We believe the customer's shopping experience is further enhanced by our knowledgeable and enthusiastic sales staff.

         EMPHASIZE GRASSROOTS MARKETING. We believe Big Dogs' most effective marketing is by the products themselves and their presentation in our retail stores, catalog and website. As a result, we have spent relatively little on advertising. Also important to our marketing strategy is our targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams), community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara), and corporate cross-promotions with leading consumer product companies (such as Nabisco and Kellogs).

GROWTH STRATEGIES

         Our continued growth will depend to a significant degree on our ability to open and operate new stores, to increase net sales and profitability from our existing stores, and to expand our other sources of revenue. Big Dogs' primary growth strategy is the continued expansion of its retail stores and increasing revenue from other non-retail sources, such as the licensing of our trademark domestically and worldwide, internet sales and other sales. We opened 16 new stores and closed 6 under-performing stores in 2001. We open stores in locations and venues that we believe best target our customers and where we can obtain terms that meet our unit profitability requirements. Accordingly, we anticipate the stores we open in the near future will be located in a variety of venues, including outlet malls, stand-alone stores in tourist areas, tourist-oriented malls, regional malls, metropolitan and power center locations. These new markets and venues have in the past presented, and will continue to present, competitive and merchandising challenges that are different from those faced by us in our existing markets and venues.

         More recently, we have also analyzed various acquisition opportunities as an additional growth strategy. We will continue to look at such opportunities in the future.


MERCHANDISING


         Our product line features a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. Our apparel lines include full collections of classic unisex casual sportswear and activewear for adults, as well as collections for infants and children and the big-size market. We continuously explore opportunities to further leverage our brand and graphics into new product lines.

         Our apparel products are manufactured from premium cotton, or, in some instances, cotton/ synthetic blends. Big Dogs' apparel is characterized by quality fabrics, construction and embellishments, and is distinguished from other apparel lines by the BIG DOGS(R) name, dog logo, graphics and slogans. In addition to our distinctive graphics, we believe we have achieved recognition for the quality and performance of our products.

         The majority of our products range from between $4 and $45. The following table sets forth the approximate contribution that each of our product categories made to total net sales in our retail stores for the year ended December 31, 2001:


                                                                   % OF TOTAL
                                                                  RETAIL STORE*
                                                                    NET SALES
                                                                  -------------

Adult Apparel and Accessories ........................................  52.6%
Big-size Apparel .....................................................  21.4
Infants' and Children's Apparel and Accessories ......................  20.7
Non-Apparel Products .................................................   5.3
                                                                        ----
Total ................................................................ 100.0%
                                                                       =====
            *Does not include catalog, wholesale and internet sales.


         ADULT APPAREL AND ACCESSORIES. We sell a complete line of adult unisex activewear and casual sportswear. We offer screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that generally prominently display the Big Dogs graphics and slogans. In addition, we offer shorts, knit and woven casual shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, all of which feature print designs or simply the BIG DOGS(R) name and/or dog logo. Our adult apparel line primarily focuses on basic items that recur with relatively minor variation from season-to-season and year-to-year. While certain of our classic, popular items and graphics have been in the Big Dogs line with very little change for over 10 years, we introduce new apparel and other products throughout the year to ensure that the merchandise assortments are consistent with the top sellers within our competitive market.

         We leverage the Big Dogs trademarks, characters and more popular graphics by carefully translating them to a wide variety of apparel accessories, including caps, ties, socks, sunglasses, bags, watches and wallets. These products are developed and introduced based on their consistency with Big Dog's brand image and whether they complement our other products. Our accessories not only provide an opportunity to create add-on purchases, but also minimize product development costs and inventory risk by utilizing graphics and slogans that have first proven popular on our graphic T-shirts.

         BIG-SIZE APPAREL. We believe the BIG DOGS(R) image and the positive emphasis the brand gives to being a "Big Dog" have a unique appeal to consumers who wear big sizes. Our BIG BIG DOGS(R) category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that generally prominently display the Big Dogs graphic themes and slogans. In addition, we offers shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS(R) name and/or dog logo. We sell our BIG BIG DOGS(R) line primarily through our retail stores, catalog and website, and also through selected wholesale accounts.

         INFANTS' AND CHILDREN'S APPAREL AND ACCESSORIES. The LITTLE BIG DOGS(R) line includes infants, toddlers, kids and youth sizes. Products in this line include graphic T-shirts, shirts, fleece items, infant and toddler one-pieces, boxer shorts, dresses and shorts, virtually all of which feature distinctive graphics. The graphics and fabrics of this line are designed to mirror many of the more popular graphics and fabrics in the BIG DOGS(R) adult line in order to encourage family purchases and leverage overall product development costs. We sell our LITTLE BIG DOGS(R) line primarily through our retail stores, catalog and website, but also wholesale it to certain specialty and better department stores.

         NON-APPAREL PRODUCTS. We further leverage our trademarks, characters and more popular graphics by applying them to a wide variety of adult's and children's non-apparel items, including pet products, plush animals and other toys, sporting goods, stationery, calendars, mousepads and screen savers. As with apparel accessories, new non-apparel products are developed and introduced based on whether they are consistent with Big Dogs' brand image and complement our other products. As with apparel accessories, the graphics applied to these products have first proven popular on our T-shirts, resulting in lower product development costs and inventory risk. In general, non-apparel items have higher gross margins than many of our other products.


MARKETING


         We strive to maintain a consistent brand image through the coordination of our merchandising, marketing and sales efforts. The goal of our marketing efforts is to present a distinctive image of quality, value and fun that consumers will associate with our products and thereby enhance the BIG DOGS(R) brand image. The BIG DOGS(R) brand image has been developed with relatively little advertising, as we believe its most effective marketing is its products themselves and their presentation in our retail stores, catalog and website. Our catalog and website serve not only as a means of product distribution, but also as key marketing pieces for our retail stores.

         Also important to our marketing strategy is our targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams), community-oriented promotional events (such as our annual dog parade in Santa Barbara), and corporate cross-promotions with leading consumer product companies (such as Nabisco and Kellogs). We train and incentivize our store managers to actively involve their stores in local, grassroots activities. In addition, we utilize billboard advertising designed to direct customers to local Big Dogs retail stores.


RETAIL STORES


         We seek to create a distinctive and fun shopping environment in Big Dog stores through the innovative display of our graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in a fun, relaxed state of mind. In addition, our cross-merchandising and colorful signage are designed to add excitement in the stores and prompt add-on purchases. By showcasing our complete product line and broad assortment, Big Dogs stores offer something for everyone in the family and are particularly appealing to the dedicated Big Dogs customer.

         In 2001, our retail stores contributed approximately 94% of total net sales. As of December 31, 2001, we operated a total of 208 stores, 206 stores in 42 states and 2 stores in Puerto Rico. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in a fun, relaxed state of mind. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of stores located in each state and territory as of December 31, 2001:


State           No. of Stores           State            No. of Stores
-----           -------------           -----            -------------
Alabama              3                 Missouri                6
Alaska               1                 Nebraska                1
Arizona              7                 Nevada                  3
California          37                 New Hampshire           2
Colorado             4                 New Jersey              2
Connecticut          2                 New Mexico              1
Delaware             3                 New York                7
Florida             15                 North Carolina          6
Georgia              7                 Ohio                    3
Hawaii               1                 Oklahoma                1
Idaho                2                 Oregon                  6
Illinois             4                 Pennsylvania            7
Indiana              4                 South Carolina          5
Iowa                 1                 Tennessee               7
Kansas               3                 Texas                  10
Louisiana            1                 Utah                    3
Maine                2                 Vermont                 2
Maryland             6                 Virginia                4
Massachusetts        4                 Washington              5
Michigan             6                 Wisconsin               4
Minnesota            5
Mississippi          3

U.S. Territory      No. of Stores
--------------      -------------
Puerto Rico              2


         We operate Big Dog retail stores primarily in outlet but also in some full-price formats, depending on the location. Big Dogs' traditional emphasis has been on outlet malls because those malls are often located in tourist areas and attract significant numbers of Big Dogs' targeted customers. As the growth in the outlet industry has slowed, we anticipate that the stores we open in the near future may be in a variety of venues, including outlet malls, stand-alone stores in tourist areas, tourist-oriented malls, regional malls, metropolitan and power center locations.

         Our outlet mall stores average approximately 2,800 square feet. Our outlet stores offer a complete and current line of our products priced approximately 25% less than the same items are sold for in our catalog and website, our full-price stores and by other retailers. We opened 16 new stores and closed 6 under-performing stores during 2001. Our cost to open a store in 2001, including leasehold improvements and furniture and fixtures, was approximately $41,000 (net of tenant improvement allowances paid to us by landlords). The average per store initial inventory (partially financed by trade payables) for the new 2001 stores was approximately $63,000 and pre-opening expenses averaged approximately $11,000 per store. The average total cost to build new stores will vary in the future, depending on various factors, including local construction costs, changes in store format and design and tenant improvement allowances.

         Our store operations are managed by a Senior Vice President--Retail, Director of Retail Operations, three regional managers and approximately 15 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance our customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, we have implemented employee training and incentive programs and encourages our sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. We believe our commitment to customer service enhances our ability to generate repeat business and to attract new customers. We also believe that the fun nature of our products create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.


NON-RETAIL DISTRIBUTION


         Non-retail distribution channels, which include catalog and internet, and wholesale and corporate sales, represented approximately 6% of our total net sales in 2001.

         CATALOG AND INTERNET. In addition to generating their own sales, our catalog and website serve as key marketing pieces for our products and stores. Our catalog and internet sales in 2001 were approximately $4.6 million, or approximately 4% of total net sales. Such sales have had growth in recent years, on a relatively small base. We have the benefit of being able to develop names for our mailing list through our retail store chain, which has been the primary source for such list. Our proprietary mailing list has over 800,000 active customer names. We believe our product is well suited for the internet market because of our focus on graphics and apparel that is not only character-driven but basic in design and therefore easy to describe. In addition, we benefit from owning our own brand, which (unlike some other internet retailers) allows us to control our own site.

         WHOLESALE AND CORPORATE SALES. During 2001, we sold to over 500 wholesale accounts throughout the United States. The Company's wholesale sales in 2001 were approximately $2.5 million, or approximately 2% of total net sales.


SOURCING


         DOMESTIC AND INTERNATIONAL SOURCING. We do not own or operate any manufacturing facilities but instead source our products through third-party contractors with manufacturing facilities that are primarily overseas. We believe that outsourcing allows us to enhance production flexibility and capacity, while substantially reducing capital expenditures and avoiding the costs of managing a large production workforce. In addition, outsourcing allows us to leverage working capital, transfer risk and focus our energy and resources on merchandising, marketing and sales.

         Our domestic sourcing is primarily limited to graphic T-shirts. The bulk of our graphic T-shirt business is managed in-house. This includes management of screen printing and blanks, but not screen-printing operations.

         The majority of our other products are manufactured overseas, primarily in Asia. In order to reduce our exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, the Company utilizes a diverse group of vendors. We source the majority of our product from trading companies. Through these trading companies and directly, we source from approximately 100 unaffiliated vendors, including over 35 foreign vendors in a number of countries. In order to enhance our sourcing flexibility, we use trading companies rather than operate our own foreign sourcing office. These trading companies assist us in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. We do not have supply contracts with any of our suppliers. Although the loss of major suppliers could have a significant effect on our immediate operating results, since we are focused on basic apparel, we believe alternate sources of merchandise for most product categories are available at comparable prices and that we could replace these suppliers without any long-term adverse effect on the Company.

         We forecast production requirements to secure necessary manufacturing capacity and quota. Since our foreign manufacturers are located at greater geographic distances from us than our domestic manufacturers, we generally allows greater lead-times for foreign orders. However, due to our focus on widely available basics rather than fashion items, we believe these lead times do not present significant risks.

         QUALITY CONTROL. Our quality control program is designed to ensure that all goods bearing BIG DOGS(R) trademarks meet our standards. With respect to our products, Big Dogs, through its employees and sourcing agents, develops and inspects prototypes of each product prior to manufacture. For apparel products, Big Dogs, through its employees and sourcing agents, inspects the prototypes and fabrics prior to cutting by the contractors, establishes fittings based on the prototype and inspects samples. We or our sourcing agents inspect the final product prior to shipment to our warehouse or at the warehouse prior to payment.

MANAGEMENT INFORMATION SYSTEMS


         Big Dogs is committed to utilizing technology to enhance its competitive position. We have put in place computer hardware, systems applications and networks that are the same as those used by a number of large retailers. These systems support the sales and distribution of products to our stores and customers and improve the integration and efficiency of our domestic and foreign sourcing operations. Big Dogs' MIS system provides integration of store, merchandising, distribution and financial systems. These systems include stock keeping unit ("SKU") and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on an IBM AS 400 platform and a Microsoft NT server network and utilize SVI (Island Pacific) software. Our point-of-sale ("POS") system consists of registers providing price look-up, e-mail and credit card and check authorization. Through automated two-way communication with each store, sales information, e-mail and timekeeping information are uploaded to the host system, and receiving, price changes and systems maintenance are down-loaded through the POS devices. Sales are updated daily in the merchandising report systems by polling sales from each store's POS terminals. We evaluate information obtained through daily polling, including a daily tracking of gross margin, to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise. Wholesale and catalog operations are also supported by MIS applications from established vendors, designed specifically to meet the unique requirements of these segments of the business. These applications include customer service phone center, order processing and mailing list maintenance.


ALLOCATION AND DISTRIBUTION OF MERCHANDISE


         Allocation and distribution of our inventory is performed centrally at the store, merchandise classification and SKU levels using integrated third-party software. Utilizing our MIS capabilities, our planning and allocation group works closely with the merchandising and retail departments to monitor and respond to customer purchasing trends and meet the seasonal and locale-specific merchandising requirements of our retail stores.

         Our main warehouse facility and our mail order warehouse and fulfillment facility are located in a 136,000 square-foot distribution facility in Santa Fe Springs, California. All merchandise is delivered by vendors to this facility, where it is inspected, entered into our allocation software system, picked and boxed for shipment to the stores or customers. We ship merchandise to our stores at least weekly, to provide a steady flow of merchandise.

TRADEMARKS

         Big Dogs utilizes a variety of trademarks which it owns, including the U.S. registered trademarks BIG DOGS(R), BIG DOG SPORTSWEAR(R), dog logo, BIG DOG(R), LITTLE BIG DOGS(R) and BIG BIG DOGS(R). In addition, we have registered certain of our trademarks or have registration applications pending in over 22 other countries. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in the marketing of our products. Like most popular brands, from time to time in the course of business we discover products in the marketplace that we believe infringe upon our trademark rights. In addition, companies may claim that a certain product or graphic of ours infringes on their intellectual property rights (sometimes in regard to our parodies of other's trademarks that we do as part of the Big Dogs sense of fun). We vigorously protect our trademarks and defend ourselves against claims of others. Actions against infringers include the use of cease and desist letters, administrative proceedings and lawsuits.

COMPETITION

         Although the level and nature of competition differ among our product categories, Big Dogs competes primarily on the basis of its brand image, offering a unique combination of quality, value and fun, and on other factors including product assortment, price, store location and layout, and customer service. The markets for each of our products are highly competitive. We believe that our long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices. Although we believe we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we compete with well-known apparel and specialty retail companies such as The GAP, Eddie Bauer and The Disney Stores, as well as a large number of national and regional department stores, specialty retailers and apparel designers and manufacturers. In addition, in recent years, the amount of casual sportswear and activewear manufactured specifically for department stores and sold under their own labels has significantly increased. Many of Big Dogs' competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than Big Dogs.


EMPLOYEES


         At March 1, 2002, the Company had approximately 600 full-time and 700 part-time employees. The number of part-time employees fluctuates significantly based on seasonal needs. None of our employees are covered by collective bargaining agreements and we consider our relations with its employees to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT


         Set forth below are the names, ages, titles and present and recent past positions of persons serving as executive officers of the Company as of March 1, 2002:


NAME                    AGE                    POSITION
----                    ---                    --------
Andrew D. Feshbach       41     President, Chief Executive Officer and Director
Douglas N. Nilsen        53     Executive Vice President - Merchandising
Anthony J. Wall          46     Executive Vice President - Business Affairs,
                                General Counsel and Secretary
Roberta J. Morris        42     Chief Financial Officer, Treasurer and
                                Assistant Secretary
Lee M. Cox               33     Senior Vice President - Retail



         ANDREW D. FESHBACH co-founded the Company in May 1992 and has served as President, Chief Executive Officer and as a director since that time. From 1990 until the present, he has served as a Vice President of Fortune Financial, a private merchant banking firm owned by the Company's Chairman and majority stockholder, Fred Kayne. Mr. Feshbach serves as a director of FAO, Inc., which owns The Right Start, Inc., an infant products retailer, and FAO Schwartz and Zainy Brainy, leading toy retailers. Mr. Feshbach has an M.B.A. from Harvard University.

         DOUGLAS N. NILSEN has served as Executive Vice President-Merchandising for more than five years. From 1990 to September 1995, he served as Director of Merchandise at Walt Disney Attractions, Inc. for its U.S. theme parks and resorts, and in such capacity was responsible for merchandising all apparel and accessories. Mr. Nilsen has an M.B.A. from New York University.


         ANTHONY J. WALL has served as Executive Vice President, General Counsel and Secretary of the Company for more than five years. Mr. Wall also serves as General Counsel of Fortune Fashions Industries LLC, a custom manufacturer of embellished apparel, General Counsel of Fortune Casuals, LLC, a manufacturer of casual apparel for the mass market, and Vice President of Fortune Financial, all of which are controlled by Fred Kayne.


         ROBERTA J. MORRIS has served as Chief Financial Officer since March 1998, having previously served as Senior Vice President--Finance since January 1995. Ms. Morris is a certified public accountant.

         LEE M. COX joined the Company in September 2000 and has served as Senior Vice President - Retail since February 2001. From 1994 until September 2000, Mr. Cox was employed by Adidas Retail, Inc. in various capacities, most recently as Director of Retail Stores.

ITEM 2.           PROPERTIES


         Our corporate headquarters are in leased offices comprising approximately 24,000 square feet in Santa Barbara, California. This lease expires July 2004, with an option to extend for another 5 years. Our distribution facility is located in Santa Fe Springs, California in a building comprising approximately 136,000 square feet under a lease that expires in January 2008. We have an option to extend this lease for five years.

         We lease all of our store locations, which comprise an aggregate of approximately 570,000 square feet. Store leases are typically for a term of 5 years with a 5-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels. See "Item 1. Business-Retail Stores."


ITEM 3.           LEGAL PROCEEDINGS


         In February 2001, the World Wrestling Federation Entertainment Inc. ("WWF") filed suit against Big Dog Holdings, Inc. in the United States District Court for the Western District of Pennsylvania. The suit contains claims for copyright and trademark infringement, unfair competition and related claims relating to our sale of T-shirts and beanie dolls that parody the WWF and its wrestlers. The action seeks injunctive relief, unspecified damages, costs and attorneys fees. We are vigorously defending the action and believe we have substantial defenses. Although we cannot predict the outcome of this matter, we believe our insurance coverage should apply and we do not believe the outcome of this action will have a material adverse effect on our results of operations or financial condition.

        We are also involved from time to time in other litigations incidental to our business. We believe that the outcome of such litigation will not have a material adverse effect our results of operation or financial condition.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS


         The common stock of the Company is traded on the NASDAQ National Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 2000 through the fourth quarter 2001, the high and low "sales" price of the shares of Common Stock of the Company, as reported on the NASDAQ National Market.

                                  2001                      2000
                                  ----                      ----
                             High     Low              High       Low
                             ----     ---              ----       ---
First Quarter              $ 4.500  $ 3.750          $ 7.375   $ 3.250
Second Quarter               4.250    3.620            7.000     3.750
Third Quarter                3.970    2.410            6.188     4.125
Fourth Quarter               3.600    2.500            5.000     3.500

         On March 22, 2002, the last sales price of the Common Stock as reported on the NASDAQ National Market was $3.000 per share. As of March 22, 2002, there were approximately 146 shareholders of record of the Company's Common Stock.

        On November 1, 2001 we issued 12,000 shares of Common Stock to
David Walsh upon exercise of a previously issued warrant for $3 per share. Such sale was exempt from registration under the Security Act of 1933 in reliance on
Section 4(2) as a transaction not involving a public offering.

         Our current Credit Agreement prohibits the payment of dividends (see Liquidity and Capital Resources). We did not pay a dividend in 2001, and do not expect to pay dividends in the future.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                       2001         2000        1999         1998      1997
                                                       ----         ----        ----         ----      ----
                                                        (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net Sales......................................     $ 112,369    $115,280    $109,573    $100,677    $ 86,181
Cost of goods sold.............................        49,154      48,836      46,491      41,236      36,328
                                                    ---------    --------    --------    --------    --------
Gross Profit...................................        63,215      66,444      63,082      59,441      49,853
                                                    ---------    --------    --------    --------    --------
Selling, marketing and distribution expenses(1)        49,586      49,680      46,643      44,785      37,683
General and administrative expenses (1)........         5,232       4,861       4,412       4,548       3,984
                                                    ---------    --------    --------    --------    --------
Total operating expenses.......................        54,818      54,541      51,055      49,333      41,667
                                                    ---------    --------    --------    --------    --------
EBITDA (2).....................................         8,397      11,903      12,027      10,108       8,186
Depreciation and amortization..................         3,460       4,029       4,090       3,752       2,620
Write-off of impaired asset....................           ---       3,000         ---         ---         ---
Other income...................................          (334)        ---         ---         ---         ---
Interest expense (income), net.................         1,119         338        (395)       (350)      1,268
                                                    ---------    --------    --------     -------     -------
Income before provision for income taxes.......         4,152       4,536       8,332       6,706       4,298
Provision for income taxes.....................         1,512       2,719       3,136       2,674       1,633
                                                    ---------    --------    --------     -------     -------
Net income.....................................     $   2,640    $  1,817    $  5,196     $ 4,032     $ 2,665
                                                    =========    ========    ========     =======     =======

Net income per share
 Basic and diluted.............................     $    0.31    $   0.17    $   0.43     $  0.32     $  0.24

Weigeted average common shares
Basic..........................................         8,457      10,808      12,032      12,472      10,965
Diluted........................................         8,477      10,906      12,182      12,509      11,187

Cash dividend per common share.................     $    0.00     $  0.10    $   0.10    $   0.00     $  0.00


OPERATING DATA:
Number of stores (3)
 Stores open at beginning of period.............          198         191         177         150         121
 Stores added (net of closures).................           10           7          14          27          29
                                                     --------     -------     --------    --------   --------
 Stores open at end of period...................          208         198         191         177         150
Comparable stores sales (decrease) increase (4).       (4.4)%        1.3%        1.0%        0.6%         6.6%

BALANCE SHEET DATA:

Working capital.................................      $22,261     $17,553     $32,462     $30,348      $35,468
Total assets....................................       40,307      43,280      56,413      52,994       52,584
Total indebtedness (5)..........................        1,767       6,000         ---         ---         ---
Stockholders' equity............................       28,408      25,859      46,660      43,187       45,541

(1) Amounts exclude depreciation and amortization expense.

(2) EBITDA represents income from operations, plus depreciation and amortization. The method of calculating EBITDA set forth above may be different from calculations of EBITDA employed by other companies and, accordingly, may not be directly comparable to such other computations. EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flows from operations. It is presented as supplementary information.

(3) Excludes four temporary stores open for a portion of 1996 and one temporary store open for a portion of 1998.

(4) Comparable store sales represent net sales of stores open at least one full year. Stores are considered comparable beginning on the first day of the third month following the one-year anniversary of their opening. Stores that are relocated but remain in the same shopping area remain in the comparable store base. The Company believes this method best reflects the effect of one-time promotional events and is most consistent with industry methods.

(5) Includes subordinated debt, obligations under the bank line of credit and obligations under capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this Form 10-K.

GENERAL


         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. The number of our stores has grown from 5 in 1993 to 208 as of December 31, 2001.

         On July 31, 2000, we announced that our Board of Directors authorized us to purchase by tender offer and retire up to 3.5 million shares of our common stock at $6.25 per share, which represented approximately 29% of the outstanding shares. The tender offer commenced on August 2, 2000 and expired on August 30, 2000. The tender offer was fully subscribed and we funded the tender offer in the amount of $22,004,000 on September 1, 2000 from available cash and borrowings under the former Credit Agreement (see Liquidity and Capital Resources). Upon redemption of the tendered shares, we retired the shares by reducing common stock by $35,000 and additional paid-in capital by $21,969,000.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                             2001           2000         1999
                                             -----          -----        ----
Net sales................................... 100.0%         100.0%       100.0%
Cost of goods sold..........................  43.7           42.4         42.4
                                             -----          -----        -----
Gross profit ................................ 56.3           57.6         57.6
Selling, marketing and distribution expenses. 46.9           46.1         45.8
General and administrative expenses..........  5.0            4.7          4.6
                                             -----          -----        -----

Total operating expenses..................... 51.9           50.8         50.4
                                             -----          -----        -----

Income from operations.......................  4.4%           6.8%         7.2%

YEARS ENDED DECEMBER 31, 2001 AND 2000


         NET SALES. Net sales consist of sales from our stores, catalog, website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $112.4 million in 2001 from $115.3 million for 2000, a decrease of $2.9 million, or 2.5%. Of the $2.9 million decrease, $4.6 million was attributable to a 4.4% comparable store sales decrease for the period, and a $0.7 million decrease in our wholesale business, offset by $1.9 million from stores not yet qualifying as comparable stores, and $0.5 million increase in our mail order business.

         GROSS PROFIT. Gross profit decreased to $63.2 million in 2001 from $66.4 million for 2000, a decrease of $3.2 million, or 4.8%. As a percentage of net sales, gross profit decreased to 56.3% in 2001 from 57.6% in 2000. This decrease as a percentage of net sales was primarily due to an increased level of promotional activity.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $52.7 million in 2001 from $53.2 million in 2000, a decrease of $0.5 million, or 0.9%. As a percentage of net sales, these expenses increased to 46.9% in 2001 from 46.1% in 2000, an increase of 0.8%. The increase as a percentage of net sales is primarily due to a lower net sales base in 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $5.6 million in 2001 from $5.4 million in 2000, an increase of $0.2 million, or 3.7%. As a percentage of net sales, these expenses remained relatively constant, increasing to 5.0% in 2001 from 4.7% in 2000.

           OTHER INCOME. In June 2001, we sold an investment in stock in PETsMART.com, which we had previously written down to zero, for a gain of $334,000. See "Asset Impairment" below.

         INTEREST EXPENSE AND INCOME, NET. We had net interest expense of $1.1 million in 2001, compared to $0.3 million of net interest expense in 2000. The change is due to increased average borrowings under the Credit Agreement throughout 2001, which was partially offset by a reduction in interest rates.

         INCOME TAXES. In 2001, our provision for income taxes reflects a 36.4% effective tax rate, compared to a 59.9% tax rate in 2000. The decrease in the effective tax rate is primarily related to a valuation allowance established in 2000, specifically identified with the write-off of our $3.0 million investment in PETsMART.com, which represents a capital loss and would require us to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, we provided a valuation allowance to reduce the deferred tax asset to a level which, more likely than not, will be realized.


YEARS ENDED DECEMBER 31, 2000 AND 1999


         NET SALES. Net sales increased to $115.3 million in 2000 from $109.6 million for 1999, a increase of $5.7 million, or 5.2%. Of the $5.7 million increase, $6.1 million was attributable to stores not yet qualifying as comparable stores, and $1.2 million came from the 1.3% comparable store sales increase for the period, offset by a $1.6 million decrease in our wholesale and other business. The increase in net sales in 2000 was attributable to continued growth in the number of stores and in the children's and big-size categories. Our children's and big-size products continued to increase as a percentage of total retail net sales to 42% in 2000 from 39% in 1999.

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

          ASSET IMPAIRMENT. In 1999, we invested in the preferred stock of PETsMART.com, a leading pet product e-commerce company, as part of a strategic marketing relationship. It had been the intent of PETsMART.com to raise capital through a public offering in order to support and expand its operations. As of December 2000, no public offering for PETsMART.com had occurred and it appeared unlikely this event would occur in the foreseeable future. Additionally, in December 2000, PETsMART.com restructured its ownership and diluted our ownership position significantly. After careful consideration of the internet and capital markets we wrote off the entire $3.0 million investment at December 31, 2000. See "Other Income" above.

         INTEREST EXPENSE AND INCOME, NET. We had net interest expense of $0.3 million in 2000 compared to $0.4 million of net interest income in 1999. The net change is due to interest expense incurred on borrowings under the former Credit Agreement used to finance the tender offer in 2000. In 1999, we invested excess cash in short-term investments, which contributed to the interest income.

         INCOME TAXES. In 2000, our provision for income taxes reflected a 59.9% effective tax rate, compared to a 37.6% tax rate in 1999. The increase in the effective tax rate was primarily related to a valuation allowance, specifically identified with the write-off of our $3.0 million investment in PETsMART.com, which represents a capital loss and would require us to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, we provided a valuation allowance to reduce the deferred tax asset to a level which, more likely than not, will be realized.


SEASONALITY AND QUARTERLY RESULTS


         We believe our seasonality is somewhat different than many apparel retailers since a significant number of our stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of our annual net sales and profits. In 2001, excluding sales generated by stores not open for all of 2001, substantially all our operating income and approximately 27% and 36% of our net retail sales were generated during the third and fourth quarters, respectively.

         Our quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in comparable store sales, changes in the mix of products sold, customer acceptance of new products, the timing and level of markdowns, competitive factors and general economic conditions.


LIQUIDITY AND CAPITAL RESOURCES


         During 2001, our primary uses of cash were for the build-out of new stores and paying down short-term borrowings under the Credit Agreement. We satisfied our cash requirements primarily from our cash reserves and cash flow from operations.

         Cash provided by operating activities was $4.1 million and $4.7 million in 2001 and 2000, respectively.

         Cash used in investing activities in 2001 and 2000 was $0.8 million and $1.5 million, respectively. Cash flows used in investing activities during 2001 primarily related to opening 16 new stores for $0.8 million. Cash flows used in investing activities during 2000 related primarily to opening 16 new stores for $0.8 million, and retrofitting existing stores for $0.4 million.

         Cash used in financing activities during 2001 and 2000 was $4.6 million and $16.7 million, respectively. Cash flows used in financing activities during 2001 primarily related to paying down short-term borrowing under the Credit Agreement. In 2000, we purchased and retired 3.5 million shares of our common stock through a tender offer for $22.0 million and paid a discretionary dividend of $0.10 per share to stockholders for a total dividend payment of $1.2 million, offset by net short-term borrowings of $6.0 million and $0.6 million in repayments of notes receivable from certain officers and employees.

         In 2001, we had a $25.0 million revolving credit facility ("former Credit Agreement") with Bank of America and other lenders. The former Credit Agreement had a three-year term and scheduled annual commitment reductions to $20.0 million by June 30, 2002 and $15.0 million by December 31, 2002. The former Credit Agreement was secured by substantially all assets of the Company, required the compliance of various financial affirmative and negative covenants and prohibited the payment of dividends. The former Credit Agreement provided for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios.

         In October 2001, we entered into a new $30.0 million three-year line of credit facility ("Credit Agreement") with Wells Fargo Retail Finance. In November 2001, we used this facility to pay off and terminate the former Credit Agreement. This Credit Agreement is secured by substantially all our assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants and prohibits the payment of dividends. This Credit Agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of December 31, 2001, we had $1.8 million outstanding under this Credit Agreement. Additionally, we had $0.7 million of letters of credit outstanding as of December 31, 2001. The letters of credit expire through April 2002.

         In 2001, our average cost to build a new store, including furniture and fixtures, and leasehold improvements, net of tenant improvement allowances, was approximately $41,000. The average total cost to build new stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and tenant improvement allowances. Our average initial inventory for new stores opened in 2001 was approximately $63,000. Our initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage. We believe cash generated from operations together with borrowings under the Credit Agreement will be sufficient to fund its operations and planned expansion through 2002.


RECENT ACCOUNTING PRONOUNCEMENTS


         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that we recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on our consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We will implement the pronouncement beginning in the first quarter of fiscal year 2002. The adoption of these statements did not have an impact on our consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. We are currently evaluating the impact of the new accounting standard but believe the pronouncement will not have a material affect on our consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. We will implement the pronouncement beginning in the first quarter of fiscal year 2002. We are currently evaluating the impact of the new accounting standard on existing long-lived assets.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure on contingent assets and liabilities. Our most critical estimate relates to projecting future cash flows used in assessing future store operating performance and testing long-lived assets for impairment.

         We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. We estimate future cash flows at the store level based on historical operating results and anticipated impacts of operational changes. We recorded a write-down of fixed assets for certain retail stores totaling $287,000 and $359,000 in 2001 and 2000, respectively, which is included in selling, marketing and distribution expenses in the consolidated statements of income.

RISK FACTORS

         Investors in the Company should consider the following risk factors as well as the other information contained herein.

         CHANGES IN CONSUMER PREFERENCES. The consumer products industry in general, and the apparel industry in particular, are subject to changing consumer demands and preferences. Although we believe our products historically have not been significantly affected by fashion trends, Big Dogs products are subject to changing consumer preferences. Our success will depend significantly on our ability to continue to produce popular graphics and products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. In addition, over the years general consumer preferences rise and decline in regard to graphic and logo-oriented merchandise, which can have an effect on our business.

         FACTORS AFFECTING STORE TRAFFIC. The large majority of our stores are located in tourist areas, tourist-serving areas and outlet malls, and our sales depend on a high level of traffic in these locations. We, therefore, depend on the ability of these tourist destinations and malls to continue to generate a high volume of consumer traffic in the vicinity of our stores. Tourism and therefore, outlet mall traffic, may be adversely affected by domestic and international economic downturns, such as a recession, adverse weather, natural disasters, changing consumer preferences, highway or surface street traffic, the closing of high-profile stores near our stores and declines in the desirability of the tourism or shopping environment in a particular tourist destination or mall.

        DEPENDENCE ON KEY PERSONNEL. Our success is significantly dependent on the performance of our key management, particularly Chief Executive Officer, Andrew Feshbach, and Executive Vice President--Merchandising, Doug Nilsen.

         DEPENDENCE ON THIRD-PARTY AND FOREIGN MANUFACTURERS. We do not own or operate any manufacturing facilities and are therefore dependent on third parties for the manufacture of our products. The loss of major suppliers, or the failure of such suppliers to timely deliver our products or to meet our quality standards, could adversely affect our ability to deliver products to its customers in a timely manner.

         The majority of our products are purchased from a variety of trading companies with relationships with manufacturing facilities located outside the United States. Our operations could be adversely affected by events that result in disruption of trade from foreign countries in which our suppliers are located.

         Our staff or agents periodically visit and observe the operations of its foreign and domestic manufacturers, but we do not control such manufacturers or their labor practices. Therefore we cannot necessarily prevent legal or ethical violations by independent manufacturers, and it is uncertain what impact such violations would have on us.

         SUBSTANTIAL COMPETITION. The markets for each of our products are highly competitive. We believe our long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices.

         RELIANCE ON INFORMATION SYSTEMS. We rely on various information systems to manage our operations and regularly makes investments to upgrade, enhance or replace such systems. Substantial disruptions affecting our information systems could have an adverse affect on its business.

         CONTROL BY MAJORITY STOCKHOLDER. Our Chairman of the Board, Fred Kayne, owns over 50% of Big Dogs outstanding Common Stock. As a result, Mr. Kayne is able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of our stockholders, including a change in control.

         VOLATILITY OF STOCK PRICE. The price of our shares has and may continue to fluctuate based upon a number of factors, including, quarter-to-quarter variations in our results of operations, fluctuations our comparable store sales, the performance of other manufacturers and retailers, and the condition of the overall economy.

         DEPENDENCE ON TRADEMARKS. We use a number of trademarks, the primary ones of which are registered with the United States Patent and Trademark Office and in a number of foreign countries. While we believe our trademark rights are strong, in our pursuit and defense of particular infringement claims it cannot be assured that we will always prevail. See "Business - Trademarks" and "Legal Proceedings".

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include the discussions in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the seasonality of business, expected new store openings and costs and inflation risks. Uncertainties to which the foregoing and other aspects of our business may be subject include those discussed below in regard to factors that may effect quarterly results discussed below, the factors affecting the costs of building new stores, and other risks and uncertainties discussed below. All forward-looking statements in this document are based upon information available to us on the date hereof, and we assumes no obligation to update any such forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We do not believe we have material exposure to losses from market-rate sensitive instruments. We have not invested in derivative financial instruments. We have a Credit Agreement with Wells Fargo Retail Finance whereby we may borrow at a floating rate. The Credit Agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75%, based on access availability levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." We had $1.8 million borrowings under this arrangement as of December 31, 2001.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 28, 2002 on its behalf by the undersigned, thereunto duly authorized.

                                        BIG DOG HOLDINGS, INC.

                                        By /s/ANDREW D. FESHBACH
                                           ----------------------------
                                          Andrew D. Feshbach
                                          Chief Executive Officer and President

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

      SIGNATURE                      TITLE                            DATE

/s/ANDREW D. FESHBACH         Chief Executive Officer,           March 28, 2002
---------------------         President and Director
Andrew D. Feshbach            (Principal Executive Officer)

/s/ROBERTA J. MORRIS          Chief Financial Officer,           March 28, 2002
---------------------------   Treasurer and Assistant
Roberta J. Morris             Secretary (Principal Financial
                              and Accounting Officer)

/s/FRED KAYNE                 Chairman of the Board              March 28, 2002
------------------
Fred Kayne

/s/SKIP R. COOMBER, III       Director                           March 28, 2002
------------------------
Skip R. Coomber, III

/s/STEVEN C. GOOD             Director                           March 28, 2002
------------------
Steven C. Good

/s/ROBERT H. SCHNELL          Director                           March 28, 2002
--------------------
Robert H. Schnell

/s/DAVID J. WALSH             Director                           March 28, 2002
------------------
David J. Walsh

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, and 1999



                                                                          PAGE
                                                                          ----

Independent Auditors' Report.........................................      F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000.........      F-3

Consolidated Statements of Income for the years ended
December 31, 2001, 2000, and 1999....................................      F-4

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2001, 2000, and 1999........................      F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000, and 1999....................................      F-6

Notes to the Consolidated Financial Statements.......................      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:


         We have audited the accompanying consolidated balance sheets of Big Dog Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP



Los Angeles, California
March 12, 2002


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                        ----------------------------
                                                              2001          2000
                                                              ----          ----

                                ASSETS (Note 4)
CURRENT ASSETS:
Cash and cash equivalents...........................      $ 3,055,000    $ 4,376,000
Receivables:
 Trade, net.........................................          450,000        296,000
 Other..............................................          362,000        243,000
Inventories (Note 9)................................       26,777,000     26,759,000
Prepaid expenses and other current assets...........          473,000        549,000
Deferred income taxes (Note 5)......................        1,954,000      1,429,000
                                                          -----------    -----------
Total current assets................................       33,071,000     33,652,000
PROPERTY AND EQUIPMENT, Net (Notes 1 and 2).........        6,634,000      9,072,000
INTANGIBLE ASSETS, Net..............................          173,000        145,000
OTHER ASSETS (Note 3)...............................          429,000        411,000
                                                          -----------    -----------
TOTAL...............................................      $40,307,000    $43,280,000
                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 4)......................      $ 1,767,000    $ 6,000,000
Accounts payable (Note 9)...........................        2,923,000      4,553,000
Income taxes payable (Note 5).......................        1,983,000      1,826,000
Accrued expenses and other current liabilities......        4,137,000      3,720,000
                                                          -----------    -----------
Total current liabilities...........................       10,810,000     16,099,000
DEFERRED RENT (Note 6)..............................          683,000        863,000
DEFERRED GAIN ON SALE-LEASEBACK (Note 2)............          406,000        459,000
                                                          -----------    -----------
 Total liabilities..................................       11,899,000     17,421,000
                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

STOCKHOLDERS' EQUITY (Notes 3 and 7):
 Preferred stock, $.01 par value, 3,000,000 shares
  authorized, none issued and outstanding...........     $        ---    $       ---
 Common stock $.01 par value, 30,000,000 shares
  autorized, 9,698,284,and 9,686,284 shares issued
  at December 31,2001 and 2000, respectively........           97,000         97,000
Additional paid-in capital..........................       20,510,000     20,475,000
Retained earings....................................       15,007,000     12,367,000
Treasury stock, 1,233,220 and 1,202,200 shares at
 December 31, 2001 and 2000, respectively...........       (7,206,000)    (7,080,000)
                                                          -----------    -----------
Total stockholders' equity..........................       28,408,000     25,859,000
                                                          -----------    -----------
TOTAL...............................................      $40,307,000    $43,280,000
                                                          ===========    ===========



                 See notes to consolidated financial statements.




                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------

                                                                        2001              2000             1999
                                                                        ----              ----             ----

NET SALES (Note 3)...........................................        $ 112,369,000     $ 115,280,000    $ 109,573,000
COST OF GOODS SOLD (Note 9)..................................           49,154,000        48,836,000       46,491,000
                                                                     -------------     -------------    -------------
GROSS PROFIT.................................................           63,215,000        66,444,000       63,082,000
                                                                     -------------     -------------    -------------


OPERATING EXPENSES:

 Selling, marketing and distribution.........................           52,660,000        53,176,000       50,125,000
 General and administrative..................................            5,618,000         5,394,000        5,020,000
                                                                      ------------     -------------     ------------
  Total operating expenses...................................           58,278,000        58,570,000       55,145,000
                                                                      ------------      ------------     ------------
INCOME FROM OPERATIONS.......................................            4,937,000         7,874,000        7,937,000


WRITE-OFF OF IMPAIRED ASSET (Note 3).........................                  ---         3,000,000              ---

OTHER INCOME (Note 3)........................................             (334,000)              ---              ---

INTEREST EXPENSE (INCOME), NET (Note 4)......................            1,119,000           338,000         (395,000)
                                                                      ------------      ------------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES.....................            4,152,000         4,536,000        8,332,000

PROVISION FOR INCOME TAXES (Note 5)..........................            1,512,000         2,719,000        3,136,000
                                                                      ------------      ------------      -----------

NET INCOME...................................................         $  2,640,000      $  1,817,000     $  5,196,000
                                                                      ============      ============     ============
NET INCOME PER SHARE
 BASIC AND DILUTED...........................................         $       0.31      $       0.17     $       0.43
                                                                      ============      ============     ============


                 See notes to consolidated financial statements.


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                NOTES
                                                                                                              RECEIVABLE
                                                                                                                 FROM
                                                        ADDITIONAL                                              COMMON
                                 COMMON STOCK            PAID-IN      RETAINED        TREASURY STOCK            STOCK-
                               SHARES     AMOUNT        CAPITAL       EARNINGS     SHARES        AMOUNT        HOLDERS     TOTAL
BALANCE,
JANUARY 1, 1999.........   13,183,550   $ 132,000    $ 42,296,000   $ 7,764,000   1,083,200   $(6,494,000)  $ (511,000)  $43,187,000

Cash dividend paid......          ---         ---             ---    (1,210,000)        ---           ---          ---   (1,210,000)
Repurchased common
 stock (Note 7).........          ---         ---             ---           ---     100,000      (512,000)         ---     (512,000)
Warrants issued.........          ---         ---         121,000           ---         ---           ---          ---      121,000
Interest on notes
 receivable.............          ---         ---             ---           ---         ---           ---     (122,000)    (122,000)
Net income..............          ---         ---             ---     5,196,000         ---           ---          ---    5,196,000
                           ----------   ---------    ------------   -----------   ---------    ----------   ----------   ----------

BALANCE,
DECEMBER 31, 1999.......   13,183,550     132,000      42,417,000    11,750,000   1,183,200    (7,006,000)    (633,000)  46,660,000

Cash dividend paid......          ---         ---             ---    (1,200,000)        ---           ---          ---   (1,200,000)
Repurchased and retired
 common stock (Note 7)..   (3,505,166)    (35,000)    (21,969,000)          ---         ---           ---          ---  (22,004,000)
Repurchased common
 stock (Note 7).........          ---         ---             ---           ---      19,000       (74,000)         ---      (74,000)
Options exercised.......        7,900         ---          27,000           ---         ---           ---          ---       27,000
Collection of notes
 receivable.............          ---         ---             ---           ---         ---           ---      633,000      633,000
Net income..............          ---         ---             ---     1,817,000         ---           ---          ---    1,817,000
                           ----------     -------     -----------    ----------   ---------     ---------   ----------   ----------

BALANCE,
DECEMBER 31, 2000.......    9,686,284      97,000      20,475,000    12,367,000   1,202,200    (7,080,000)         ---   25,859,000

Repurchased common
 stock (Note 7).........          ---         ---             ---           ---      31,020      (126,000)         ---     (126,000)
Warrants exercised.....        12,000         ---          35,000           ---         ---           ---          ---       35,000
Net income..............          ---         ---             ---     2,640,000         ---           ---          ---    2,640,000
                            ---------     -------      ----------    ----------   ---------    ----------   ----------   ----------

BALANCE,
DECEMBER 31, 2001.......    9,698,284    $ 97,000    $ 20,510,000   $15,007,000   1,233,220  $ (7,206,000)   $     ---  $28,408,000
                           ==========    ========    ============   ===========   =========  ============    =========  ===========




                 See notes to consolidated financial statements.


                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------

                                                                                 2001           2000            1999
                                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income................................................................  $ 2,640,000     $ 1,817,000    $ 5,196,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................    3,460,000       4,029,000      4,088,000
  Amortization of deferred financing fees..................................      136,000          13,000            ---
  Provision for losses on receivables......................................      473,000          33,000         21,000
  (Gain) loss on disposition of property and equipment.....................      (74,000)        221,000       (503,000)
  Write-off of impaired asset - fixed assets...............................      287,000         359,000            ---
  Write-off of impaired asset - PETsMART.com investment....................          ---       3,000,000            ---
  Gain on sale of PETsMART.com investment..................................     (334,000)            ---            ---
  Deferred income taxes....................................................     (525,000)       (554,000)        (3,000)
  Changes in operating assets and liabilities:
   Receivables.............................................................     (746,000)        397,000        (83,000)
   Inventories.............................................................      (18,000)     (6,809,000)     3,395,000
   Prepaid expenses and other current assets...............................       76,000         558,000       (296,000)
   Accounts payable........................................................   (1,630,000)      1,142,000        (83,000)
   Income taxes payable....................................................      157,000          58,000       (853,000)
   Accrued expenses and other current liabilities..........................      417,000         536,000        256,000
   Deferred rent...........................................................     (180,000)        (15,000)       114,000
   Deferred gain on sale-leaseback.........................................      (53,000)        (53,000)       512,000
                                                                            ------------     -----------   ------------
    Net cash provided by operating activities..............................    4,086,000       4,732,000     11,761,000
                                                                            ------------     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures......................................................   (1,374,000)     (1,769,000)    (4,745,000)
 Proceeds from sale of PETsMART.com investment.............................      334,000             ---            ---
 Purchase of PETsMART.com investment.......................................          ---        (100,000)    (2,626,000)
 Proceeds from sale of property and equipment..............................      177,000         157,000      2,134,000
 Principal repayments of notes receivable..................................      107,000         119,000        163,000
 Issuance of long-term notes receivable and interest.......................          ---         (20,000)      (550,000)
 Other.....................................................................      (68,000)         75,000        (69,000)
                                                                            ------------     -----------    -----------
    Net cash used in investing activities..................................     (824,000)     (1,538,000)    (5,693,000)
                                                                            ------------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings, net................................................   (4,233,000)      6,000,000            ---
 Repurchase and retirement of common stock.................................          ---     (22,004,000)           ---
 Repurchase of common stock................................................     (126,000)        (74,000)      (512,000)
 Payment of deferred financing fees........................................     (259,000)       (125,000)           ---
 Proceeds from issuance of warrants........................................          ---             ---        121,000
 Proceeds from exercise of options.........................................          ---          27,000            ---
 Proceeds from exercise of warrants........................................       35,000             ---            ---
 Principal repayments of notes receivable..................................          ---         633,000            ---
 Dividends paid............................................................          ---      (1,200,000)    (1,210,000)
                                                                            ------------    ------------     ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......................   (1,321,000)    (13,549,000)     4,467,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................    4,376,000      17,925,000     13,458,000
                                                                            -------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR..................................... $  3,055,000    $  4,376,000    $17,925,000
                                                                            ============    ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest.................................................................  $ 1,049,000    $    532,000    $    30,000
  Income taxes.............................................................  $ 1,880,000    $  3,213,000    $ 3,991,000

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

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         The consolidated financial statements include the accounts of Big Dog Holdings, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.


         The Company principally develops and markets apparel and other consumer products through Company-operated retail stores, wholesale accounts, catalog and internet website.


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

INTANGIBLE ASSETS

         Intangible assets are stated at cost, less accumulated amortization, and amortized using the straight-line method over five years. Accumulated amortization was $764,000 and $726,000 at December 31, 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS


         The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The Company recorded a write-down of fixed assets for certain retail stores totaling $287,000 and $359,000 in 2001 and 2000, respectively, which is included in selling, marketing and distribution expenses in the consolidated statements of income.


REVENUE RECOGNITION


         Substantially all of the Company's revenues are generated by its retail operations, which are recognized at the time of sale. The Company also generates revenues through its wholesale, internet and mail order catalog operations, which are recognized at the time of shipment.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STORE PREOPENING EXPENSES

         The Company expenses store preopening costs as incurred, which totaled $200,000, $321,000 and $304,000, in 2001, 2000, and 1999, respectively.

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

         The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:


                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                                      2001           2000          1999
                                                                      ----           ----          ----

Net Income....................................................     $  2,640,000    $ 1,817,000    $ 5,196,000
                                                                   ============    ===========    ===========
Basic Weighted Average Shares:
 Weighted average number of shares outstanding................        8,456,000     10,808,000     12,032,000
Effect of Dilutive Securities:
 Options and warrants.........................................           21,000         98,000        150,000
                                                                   ------------    -----------    -----------
Diluted Weighted Average Shares:
 Weighted average number of shares outstanding and
 Common share equivalents.....................................        8,477,000     10,906,000     12,182,000
                                                                   ============    ===========    ===========

Antidilutive options and warrants.............................        1,341,000        940,000        929,000

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

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK

        The Company has $1,547,000 of cash on deposit with two different high credit quality financial institutions which is in excess of the Federal Deposit Insurance Corporation limit.

   FAIR VALUE OF FINANCIAL INSTRUMENTS


         The estimated fair values of receivables, accounts payable and short-term borrowings approximate their carrying values because of the short-term maturity of these instruments.


   RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial statements.

           In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2002. The adoption of these statements did not have an impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. The Company is currently evaluating the impact of the new accounting standard but believe the pronouncement will not have a material affect on the Company's consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board (APB) Opinion
No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2002. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets.


2. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                         2001            2000
                                                                         ----            ----
         Leasehold improvements.............................         $ 7,886,000     $ 8,501,000
         Equipment and fixtures.............................          17,558,000      16,630,000
                                                                      ----------      ----------

                                                                      25,444,000      25,131,000

         Less accumulated depreciation and amortization.....          18,810,000      16,059,000
                                                                      ----------      ----------
         Property and equipment, net........................        $  6,634,000     $ 9,072,000
                                                                    ============     ===========

         Depreciation and amortization expense on property and equipment totaled $3,422,000 $3,997,000 and $4,060,000 in 2001, 2000, and 1999, respectively.

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

         As of December 2000, no public offering for PETsMART.com had occurred and it appears unlikely this event will occur in the foreseeable future. Additionally, in December 2000, PETsMART.com restructured its ownership and diluted the Company's ownership position significantly. After careful consideration of the internet and capital markets, the Company wrote off the

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

3. INVESTMENT IN PETsMART.COM (continued)

entire $3.0 million investment at December 31, 2000. In June 2001, the Company sold its investment in PETsMART.com for a gain of $334,000, which is included in Other Income in the consolidated statements of income.


4. SHORT-TERM BORROWINGS


         In 2001, we had a $25.0 million revolving credit facility ("former Credit Agreement") with Bank of America and other lenders. The former Credit Agreement had a three-year term and scheduled annual commitment reductions to $20.0 million by June 30, 2002 and $15.0 million by December 31, 2002. The former Credit Agreement was secured by substantially all assets of the Company, required the compliance of various financial affirmative and negative covenants and prohibited the payment of dividends. The former Credit Agreement provided for a performance-pricing structured interest charge, ranging from LIBOR plus 1.75% to 2.75%, based on the results of certain financial ratios.

         In October 2001, the Company entered into a new $30.0 million three-year line of credit facility ("Credit Agreement") with Wells Fargo Retail Finance. In November 2001, the Company paid off and terminated the former Credit Agreement. This Credit Agreement is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance of financial, affirmative and negative covenants and prohibits the payment of dividends. This Credit Agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of December 31, 2001, the Company had $1.8 million outstanding under this Credit Agreement. Additionally, the Company had $0.7 million of letters of credit outstanding as of December 31, 2001. The letters of credit expire through April 2002.


5. INCOME TAXES

         The provision for income taxes consists of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                               2001          2000           1999
                                                               ----          ----           ----
        Current:

            Federal......................................   $ 1,707,000    $ 2,818,000   $ 2,672,000
            State........................................       330,000        455,000       467,000
                                                            -----------   ------------- ------------

        Total............................................     2,037,000      3,273,000     3,139,000
                                                            -----------    ------------  -----------

        Deferred:

            Federal......................................      (442,000)      (417,000)        4,000
            State........................................       (83,000)      (137,000)       (7,000)
                                                            ------------   -----------    ----------

        Total............................................      (525,000)      (554,000)       (3,000)
                                                            -----------    -----------    ----------

        Total income tax provision.......................   $ 1,512,000    $ 2,719,000   $ 3,136,000
                                                            ===========    ============  ===========

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5. INCOME TAXES (continued)

         The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                               2001          2000           1999
                                                               ----          ----           ----

        Federal statutory income tax rate................       34.0%          34.0%         34.0%
        State taxes, net of federal benefit..............        3.6            3.6           3.6
        Valuation allowance..............................        0.0           24.9           0.0
        Other, net.......................................       (1.2)          (2.6)          0.0
                                                               -----         -------        -----

        Total............................................       36.4%          59.9%         37.6%
                                                                ====           ====          ====


             Significant components of the Company's net deferred income tax assets are as follows:

                                                                                 DECEMBER 31,
                                                                               2001           2000
                                                                               ----           ----
        Deferred income tax assets:
            Allowance for doubtful receivables and sales returns.......  $    232,000    $    47,000
            Accrued vacation...........................................        82,000         55,000
            Write-off of impaired of asset ............................     1,103,000      1,185,000
            Inventory uniform capitalization...........................       591,000        591,000
            Depreciation...............................................       327,000            ---
            Intangible assets..........................................       148,000        155,000
            State income taxes.........................................           ---         46,000
            Deferred rent..............................................       270,000        341,000
            Deferred gain on sale of building..........................       161,000        182,000
            Reserve liabilities........................................       234,000        140,000
                                                                         ------------     ----------

        Total gross deferred income tax assets........................      3,148,000      2,742,000
        Less valuation allowance......................................      1,050,000      1,129,000
                                                                         ------------     ----------

        Total deferred income tax assets..............................      2,098,000      1,613,000
                                                                         ------------     ----------
            Deferred income tax liabilities:
            Prepaid expenses...........................................       (98,000)      (121,000)
            State Income taxes.........................................       (46,000)           ---
            Depreciation...............................................           ---        (63,000)
                                                                          -----------    -----------
        Total deferred income tax liabilities.........................       (144,000)      (184,000)
                                                                          -----------    -----------

        Deferred income tax asset.....................................     $1,954,000     $1,429,000
                                                                           ==========     ==========


         The valuation allowance is specifically identified with the $3.0 million write-off of its investment in PETsMART.com, which represents a capital loss and would require the Company to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, the Company provided a valuation allowance to reduce the deferred tax asset to a level which, more likely than not, will be realized. The remaining balance of the net deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences, and available tax planning strategies.

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

6. COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2011. Future minimum lease payments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------

                  2002....................................     $ 14,995,000
                  2003....................................       12,925,000
                  2004....................................       10,673,000
                  2005....................................        7,120,000
                  2006....................................        4,270,000
                  Thereafter..............................        4,284,000
                                                                -----------

                  Total...................................     $ 54,267,000
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

         Rent expense for 2001, 2000 and 1999, totaled $16,460,000 $16,873,000 and $15,636,000, respectively, and includes contingent rentals of $475,000, $392,000 and $329,000, for 2001, 2000, and 1999, respectively.

LITIGATION

         In February 2001, the World Wrestling Federation Entertainment Inc. ("WWF") filed suit against Big Dog Holdings, Inc. in the United States District Court for the Western District of Pennsylvania. The suit contains claims for copyright and trademark infringement relating to the Company's sale of T-shirts and beanie dolls that parody the WWF and its wrestlers. The Company is vigorously defending the action and believes it has substantial defenses. Although the Company cannot predict the outcome of this matter, it believes its insurance coverage should apply, and it does not believe the outcome of this action will have a material adverse effect on the Company's results of operations or financial condition.

        The Company is also involved from time to time in other litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect its results of operation or financial condition.


7. STOCKHOLDERS' EQUITY

COMMON STOCK

         In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,233,220 shares totaling $7,206,000 as of December 31, 2001.

         As of December 31, 2001, there were no unexercised warrants outstanding. As of December 31, 2000 and 1999, there were 193,000 unexercised warrants to purchase common stock at exercise prices ranging between $10 and $3 per share.

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

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (continued)

COMMON STOCK (continued)


price of $22.0 million on September 1, 2000 from available cash and borrowings under the former Credit Agreement (see Note 4). Upon redemption of the tendered shares, the Company retired the shares by reducing common stock by $35,000 and additional paid-in capital by $21,969,000.

         The Company's current and former Credit Agreements prohibit the payment of dividends. The Company did not pay a dividend in 2001, and do not expect to pay dividends in the future.


STOCK OPTIONS
..
         In August 1997, the Company adopted the 1997 Performance Award Plan to attract, reward and retain officers and employees. The maximum number of shares reserved for issuance under this plan was 1,000,000. In February 1998, the Company amended the 1997 Performance Award Plan (the "Plan") to increase the maximum number of shares reserved for issuance under the Plan to 2,000,000. Awards under this plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, stock bonuses, or cash bonuses based upon performance.


The following summarizes stock option activity for the periods presented:

                                                                    WEIGHTED-
                                                 NUMBER              AVERAGE
                                               OF SHARES         EXERCISE PRICE
                                               ---------         --------------

Balance at January 1, 1999.................    1,241,450               6.32

 Options granted...........................       70,000               5.82
 Options cancelled.........................     (116,000)             (6.59)
                                              ----------
Balance at December 31, 1999...............    1,195,450               6.27

 Options granted ..........................       76,500               5.76
 Options exercised.........................       (7,900)             (3.50)
 Options cancelled.........................     (343,800)             (6.66)
                                             -----------
Balance at December 31, 2000                     920,250               6.10

  Options granted..........................      820,000               4.52
  Options cancelled........................      (76,000)              5.69
                                             -----------
Balance at December 31, 2001...............    1,664,250               5.34
                                             ===========

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (continued)


The following table summarizes information about stock options outstanding at December 31, 2001:



                                                                                                  OPTIONS
                                              OPTIONS OUTSTANDING                               EXERCISABLE
                               ---------------------------------------------------     -----------------------------
                                                   WEIGHTED-
                                                    AVERAGE             WEIGHTED-                      WEIGHTED-
          RANGE OF            OPTIONS              REMAINING             AVERAGE        OPTIONS         AVERAGE
          EXERCISE             OUT-               CONTRACTUAL           EXERCISE        EXERCIS-        EXERCISE
           PRICES            STANDING                LIFE                 PRICE           ABLE           PRICE
           ------            -----------             ----                 ----            -----          -----
           $3.50               198,500             7.0 years             $ 3.50          122,100         $ 3.50
        4.03 - 4.63            758,000             9.2 years               4.26            6,000           4.63
        5.00 - 6.50            526,750             6.6 years               6.31          258,800           6.17
            8.00                85,000             6.7 years               8.00           14,500           8.00
       10.00 - 14.00            96,000             6.2 years              10.07            6,800          10.69
                           -----------                                                ----------
        3.50 - 14.00         1,664,250             7.8 years               5.34          408,200           5.49
                             =========                                                  ========

         The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999, respectively: expected volatility of 200%, 215%, and 223%,; risk-free interest rates of 5.2%, 6.4%, and 5.6%,; expected lives of 10.0, 10.0, and 10.0 years; no dividend in 2001 and $0.10 per share cash dividend in 2000 and 1999. Forfeitures are recognized as they occur. If the computed fair values of the 2001, 2000, and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been reduced to the pro forma amounts indicated below.


                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                         2001              2000          1999
                                                                         ----              ----          ----
Net income:

 As reported.....................................................      $ 2,640,000      $ 1,817,000    $ 5,196,000
 Pro forma.......................................................        2,008,000        1,414,000      4,700,000
Net income per share:
 As reported:
 Basic and diluted...............................................      $      0.31      $      0.17     $     0.43
 Pro forma:
 Basic and diluted...............................................      $      0.24      $      0.13     $     0.39

Weighted average fair value of options granted during the year...      $      3.07      $      4.21     $     3.77

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY

8. EMPLOYEE BENEFIT PLAN

         The Company has a Retirement Savings Plan (the "Plan"), a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to substantially all of the Company's employees. Prior to November 2000, the Plan did not provide for an employer matching contribution. The Company amended the Plan in November 2000 to match each dollar deferred up to 3% of compensation, which is limited to $1,000 annually, per participant. Participants vest in the Company's contribution at varying rates of 0% to 25% per year over six years. The Company contributed approximately $139,000 and $29,000 in 2001 and 2000, respectively.

9. RELATED PARTY TRANSACTIONS


         Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $250,000 and $474,000 in 2001 and 2000, respectively. There were no purchases made in 1999. Included in accounts payable is $250,000 due to these vendors at December 31, 2000.


10. QUARTERLY FINANCIAL DATA (unaudited)

                                                      FIRST   SECOND   THIRD   FOURTH
                                                     QUARTER QUARTER  QUARTER QUARTER
                                                     ------- -------  ------- -------
                                                     (in thousands, except per share)

Year ended December 31, 2001:
Net sales........................................... $16,986  $25,194  $30,204  $39,985
Gross profit........................................   9,106   14,431   17,320   22,358
Selling, marketing and distribution expenses........  12,172   13,185   12,720   14,583
General and administrative expenses.................   1,223    1,549    1,181    1,665
Total operating expenses............................  13,395   14,734   13,901   16,248
(Loss) income from operations.......................  (4,289)    (303)   3,419    6,110
Net (loss) income...................................  (2,786)    (144)   1,875    3,695
Net (loss) income per share
 Basic and diluted.................................. $ (0.33)  $(0.02)  $ 0.22  $  0.44
Weighted average shares outstanding
 Bacic..............................................   8,459    8,453    8,453    8,461
 Diluted............................................   8,459    8,453    8,462    8,461

Year ended December 31, 2000:
Net sales........................................... $16,586  $26,205  $31,505  $40,984
Gross profit........................................   9,156   15,523   18,531   23,234
Selling, marketing and distribution expenses........  11,786   12,537   13,350   15,503
General and administrative expenses.................   1,329    1,342    1,252    1,471
Total operating expenses............................  13,115   13,879   14,602   16,974
(Loss) income from operations.......................  (3,959)   1,644    3,929    6,260
Net (loss) income...................................  (2,330)   1,038    2,279      830
Net (loss) income per share
 Basic and diluted.................................. $ (0.19) $  0.09  $  0.21  $  0.10
Weighted average shares outstanding
 Basic..............................................  12,000   11,986   10,801    8,476
 Diluted............................................  12,000   12,070   10,915    8,548

                               INDEX TO EXHIBITS

        Exhibit No.            Description
           3.1         Amended and Restated Certificate of Incorpration (1)
           3.1A        Certificat of Correction (1)
           3.2         Amended and Reinstated Bylaws (2)
           4.1         Reference is hereby made to Exhibits 3.1, 3.1A, and 3.2
           4.2         Specimen Stock Certificate (1)
          10.1         Loan and Security Agreement among Big Dog Holdings Inc.,
                       Big Dog USA, Inc. and CSI Acquisition Corporation as
                       borrowers and Wells Fargo Retail Finance LLC as lender
                       dated October 23, 2001 (3)
          10.10        Amended and Restated 1997 Performance Award Plan (5)
          10.10A       Form of Employee Nonqualified 1997 Performance Award
                           Plan (1)
          10.10B       Terms and Conditions for Non-Qualified Options
                           Granted under the Amended and Restated 1997
                           Performance Award Plan (4)
          10.10C       From of Eligible Director Non-Qualified Stock Option
                           Agreement (4)
          10.11        Lease between Big Dog USA, Inc. and The Prudential
                           Insurance Company of America dated November 4,
                           1997 (2)
          10.12        Lease Agreement between Big Dog Holdings, Inc. and
                           S.V.B. Properties dated as of June 1, 1994, as amended by Lease Agreement dated as of December 1, 1994, Second Lease Amendment dated as of March 1, 1996, Third Lease Amendment between
                           Big Dog Holdings and Greeland Realty LLC dated as of July 22, 1996, (1) and Fourth Lease Amendment dated December 18, 1998 (4)
          10.14        Form of Indemnification Agreement (1)
          21.1         List of Subsidiaries of Big Dog Holdings, Inc.
          23.1         Independent Auditors' Consent
          24.1         Power of Attorney (included in signature page)

(1) Incoporated by reference from the Company's S-1 Registration Statement (No. 333-33027), as amended, which became effective September 25, 1997.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 14, 2001

(4) Incorporated by reference from the Company's Schedule to filed July 31,
    2000

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998