Form 10-Q
period 2002-03-30
BIG DOG HOLDINGS INC
filed 2002-05-14
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

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

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 1, 2002 was 8,392,648 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                            NO.

PART I.       FINANCIAL INFORMATION...........................................3

ITEM 1:       FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              March 31, 2002 and December 31, 2001............................3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              Three months ended March 31, 2002 and 2001......................4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three months ended March 31, 2002 and 2001......................5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................6

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................7

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......9

PART II.      OTHER INFORMATION...............................................9

ITEM 1:       LEGAL PROCEEDINGS...............................................9

ITEM 2:       CHANGES IN SECURITIES...........................................9

ITEM 3:       DEFAULTS UPON SENIOR SECURITIES................................10

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10

ITEM 5:       OTHER INFORMATION..............................................10

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K...............................10

SIGNATURES    ...............................................................11

PART 1.  .........FINANCIAL INFORMATION
ITEM 1:  .........FINANCIAL STATEMENTS

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,            December 31,
                                                                               2002                   2001
                                                                          --------------         --------------
                                                                           (Unaudited)
                                 ASSETS (Note 2)
CURRENT ASSETS:
   Cash and cash equivalents........................................          $  756,000           $ 3,055,000
   Accounts receivable, net.........................................             566,000               812,000
   Inventories......................................................          30,444,000            26,777,000
   Prepaid expenses and other current assets........................             757,000               473,000
   Deferred income taxes............................................           3,476,000             1,954,000
                                                                        ----------------      ----------------
     Total current assets...........................................          35,999,000            33,071,000
PROPERTY AND EQUIPMENT, Net.........................................           6,178,000             6,634,000
INTANGIBLE ASSETS, Net..............................................             157,000               173,000
OTHER ASSETS........................................................             398,000               429,000
                                                                        ----------------      ----------------
TOTAL...............................................................         $42,732,000          $ 40,307,000
                                                                        ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings............................................         $10,113,000           $ 1,767,000
   Accounts payable.................................................           3,435,000             2,923,000
   Income taxes payable.............................................                 ---             1,983,000
   Accrued expenses and other current liabilities...................           2,258,000             4,137,000
                                                                        ----------------      ----------------
     Total current liabilities......................................          15,806,000            10,810,000
DEFERRED RENT.......................................................             750,000               683,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             393,000               406,000
                                                                        ----------------      ----------------
   Total liabilities................................................          16,949,000            11,899,000
                                                                        ----------------      ----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued and outstanding.....................................           $     ---             $     ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,698,284 issued at March 31, 2002 and December 31, 2001.......              97,000                97,000

   Additional paid-in capital.......................................          20,510,000            20,510,000
   Retained earnings................................................          12,624,000            15,007,000
   Treasury stock, 1,305,636 and 1,233,220 shares at
     March 31, 2002 and December 31, 2001, respectively.............          (7,448,000)           (7,206,000)
                                                                        ----------------      ----------------
     Total stockholders' equity.....................................          25,783,000            28,408,000
                                                                        ----------------      ----------------
TOTAL...............................................................        $ 42,732,000          $ 40,307,000
                                                                        ================      ================


                             See accompanying notes.

                                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2002                 2001
                                                                  -----------------    -----------------
NET SALES.......................................................   $   17,546,000         $  16,986,000
COST OF GOODS SOLD..............................................        8,280,000             7,880,000
                                                                  ---------------        --------------
GROSS PROFIT....................................................        9,266,000             9,106,000
                                                                  ---------------        --------------

OPERATING EXPENSES:
     Selling, marketing and distribution.........................      11,836,000           12,172,000
     General and administrative..................................       1,224,000            1,223,000
                                                                  ---------------        -------------
         Total operating expenses................................      13,060,000           13,395,000
                                                                  ---------------        -------------

LOSS FROM OPERATIONS..........................................         (3,794,000)          (4,289,000)
INTEREST EXPENSE, NET.........................................             81,000              241,000
                                                                  ---------------        -------------

LOSS BEFORE BENEFIT FROM INCOME TAXES.........................         (3,875,000)          (4,530,000)
BENEFIT FROM INCOME TAXES.......................................       (1,492,000)          (1,744,000)
                                                                  ---------------        -------------
NET LOSS......................................................     $   (2,383,000)        $ (2,786,000)
                                                                  ===============        =============

NET LOSS PER SHARE
     BASIC AND DILUTED.........................................    $        (0.28)        $      (0.33)
                                                                  ===============        =============

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC AND DILUTED.........................................         8,460,000            8,459,000
                                                                  ===============        =============


                             See accompanying notes.

                                               BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                               --------------------------------------
                                                                                    2002                 2001
                                                                               ----------------   -------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss..........................................................   $  (2,383,000)         $ (2,786,000)
          Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization.................................         666,000               867,000
              Amortization of deferred financing fees.......................          35,000                11,000
              Provision for losses on receivables...........................           8,000                 8,000
              Deferred income taxes.........................................      (1,522,000)           (1,744,000)
              Changes in operating assets and liabilities:
                   Receivables..............................................         238,000              (429,000)
                   Inventories..............................................      (3,667,000)           (7,926,000)
                   Prepaid expenses and other assets........................        (284,000)              168,000
                   Accounts payable.........................................         512,000                37,000
                   Income taxes payable.....................................      (1,983,000)           (1,718,000)
                   Accrued expenses and other current liabilities...........      (1,879,000)           (1,723,000)
                   Deferred rent............................................          67,000               (77,000)
                   Deferred gain on sale-leaseback..........................         (13,000)              (13,000)
                                                                               -------------         -------------
                       Net cash used in operating activities................     (10,205,000)          (15,325,000)
                                                                               -------------         -------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures..............................................        (189,000)             (227,000)
          Other.............................................................          (9,000)              (11,000)
                                                                               -------------         -------------
                       Net cash used in investing activities................        (198,000)             (238,000)
                                                                               -------------         -------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Short-term borrowings, net........................................       8,346,000            12,500,000
          Repurchase of common stock........................................        (242,000)             (126,000)
                                                                               -------------         -------------
                       Net cash provided by financing activities............       8,104,000            12,374,000
                                                                               -------------         -------------
     NET DECREASE IN CASH...................................................      (2,299,000)           (3,189,000)
     CASH, BEGINNING OF PERIOD..............................................       3,055,000             4,376,000
                                                                               -------------         -------------
     CASH, END OF PERIOD....................................................   $     756,000         $   1,187,000
                                                                               =============         =============

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for:
              Interest......................................................   $      52,000         $     208,000
              Income taxes..................................................   $   2,013,000         $   1,717,000


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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2. Short-term Borrowings

        In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of March 31, 2002, the Company had $10.1 million outstanding under this Credit Agreement. Additionally, the Company had $0.3 million of letters of credit outstanding as of March 31, 2002. The letters of credit expire through December 2002.

NOTE 3. Stockholder's Equity

        In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between January 1, 2002 and March 31, 2002, the Company repurchased 72,416 shares of common stock totaling $242,000.

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

         SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The adoption of SFAS Nos. 141 and 142 did not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No.144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.


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

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2001. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this quarterly report on form 10-Q, and the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $17.5 million for the three months ended March 31, 2002 from $17.0 million for the same period in 2001, an increase of $0.5 million, or 2.9%. Of the increase, $0.3 million was attributable to a 1.8% comparable stores sales increase and $0.5 million was attributable to stores not yet qualifying as comparable stores. This was offset by a $0.2 million decrease in the Company's wholesale business.

         GROSS PROFIT. Gross profit increased to $9.3 million for the three months ended March 31, 2002 from $9.1 million for the same period in 2001, an increase of $0.2 million, or 2.2%. As a percentage of net sales, gross profit decreased to 52.8% in the three months ended March 31, 2002 from 53.6% in the same period in 2001. This 0.8% decrease was primarily due to increased sales promotions during the first quarter of 2002.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $11.8 million in the three months ended March 31, 2002 from $12.2 million in the same period for 2001, a decrease of $0.4 million, or 3.3%. As a percentage of net sales, these expenses decreased to 67.5% in the three months ended March 31, 2002 from 71.7% in the same period in 2001, a decrease of 4.2%. The decrease in selling, marketing and distribution expenses is attributable to retail cost expense reductions, particularly lease occupancy expenses, which were partially offset by an increase in store operating expenses due to adding 8 net new stores.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses for the three months ended March 31, 2002 and 2001 remained constant at $1.2 million. As a percentage of net sales, these expenses decreased to 7.0% in the three months ended March 31, 2002 from 7.2% in the same period in 2001.

         INTEREST EXPENSE. Interest expense decreased to $0.1 million in the three months ended March 31, 2002 from $0.2 million in the same period in 2001, principally due to interest on the lower average outstanding short-term borrowings during the period.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2002, the Company's primary uses of cash were for merchandise inventories and income taxes. The Company satisfied its cash requirements from existing cash balances and short-term borrowings under its credit agreement.

         Cash used in operating activities was $10.2 million and $15.3 million for the three months ended March 31, 2002 and 2001, respectively. The reduction in cash used in operating activities is principally due to reduced inventory purchases.

         Cash used in investing activities for the three months ended March 31, 2002 and 2001 remained constant at $0.2 million. Cash flows used in investing activities in the first quarter of 2002 and 2001 primarily related to capital additions to the Company's existing stores.

         Cash provided by financing activities decreased to $8.1 million in the three months ended March 31, 2002 from $12.4 million in the same period in 2001. In the three months ended March 31, 2002, the Company had net borrowings of $8.3 million under its borrowing agreement and used $0.2 million to repurchase common stock. In the three months ended March 31, 2001, the Company borrowed $12.5 million under its revolving credit facility and used $0.1 million to repurchase common stock.

         In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of March 31, 2002, the Company had $10.1 million outstanding under this Credit Agreement. Additionally, the Company had $0.3 million of letters of credit outstanding as of March 31, 2002. The letters of credit expire through December 2002.


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


ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. The Company has a credit facility with a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% based on excess availability levels. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its operation or financial condition.

ITEM 2:  CHANGES IN SECURITIES
         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5:  OTHER INFORMATION
         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibit
                None

         (b)    Reports on Form 8-K
                Not applicable

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BIG DOG HOLDINGS, INC.


May 14, 2002                           /s/ ANDREW D. FESHBACH
                                       ----------------------
                                       Andrew D. Feshbach
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


May 14, 2002                           /s/ ROBERTA J. MORRIS
                                       ---------------------
                                       Roberta J. Morris
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)