Form 10-Q
period 2002-06-30
BIG DOG HOLDINGS INC
filed 2002-08-15
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

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

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 1, 2002 was 8,392,648 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                            NO.

PART I.          FINANCIAL INFORMATION........................................3

ITEM 1:          FINANCIAL STATEMENTS (Unaudited)

                 CONSOLIDATED BALANCE SHEETS
                 June 30, 2002 and December 31, 2001..........................3

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months and six months ended June 30, 2002 and 2001.....4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six months ended June 30, 2002 and 2001......................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................6

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS....................................7

ITEM 3:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..10

PART II.         OTHER INFORMATION...........................................11

ITEM 1:          LEGAL PROCEEDINGS...........................................11

ITEM 2:          CHANGES IN SECURITIES.......................................11

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

PART 1.  .........FINANCIAL INFORMATION
ITEM 1:  .........FINANCIAL STATEMENTS (Unaudited)

                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                             June 30,             December 31,
                                                                               2002                   2001
                                                                        ------------------    ------------------

                                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................        $  1,602,000         $   3,055,000
   Accounts receivable, net.........................................             517,000               812,000
   Inventories......................................................          27,576,000            26,777,000
   Prepaid expenses and other current assets........................             953,000               473,000
   Deferred income taxes............................................           2,989,000             1,954,000
                                                                            ------------         -------------
     Total current assets...........................................          33,637,000            33,071,000
PROPERTY AND EQUIPMENT, Net.........................................           5,893,000             6,634,000
INTANGIBLE ASSETS, Net..............................................             149,000               173,000
OTHER ASSETS........................................................             353,000               429,000
                                                                            ------------         -------------
TOTAL...............................................................        $ 40,032,000         $  40,307,000
                                                                            ============         =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings............................................        $  6,953,000         $   1,767,000
   Accounts payable.................................................           2,300,000             2,923,000
   Income taxes payable.............................................                 ---             1,983,000
   Accrued expenses and other current liabilities...................           3,060,000             4,137,000
                                                                            ------------         -------------
     Total current liabilities......................................          12,313,000            10,810,000
DEFERRED RENT.......................................................             763,000               683,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             380,000               406,000
                                                                            ------------         -------------
   Total liabilities................................................          13,456,000            11,899,000
                                                                            ------------         -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares authorized, none
     issued and outstanding.........................................        $        ---         $        ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,698,284 issued at June 30, 2002 and December 31, 2001........              97,000                97,000

   Additional paid-in capital.......................................          20,510,000            20,510,000
   Retained earnings................................................          13,417,000            15,007,000
   Treasury stock, 1,305,636 and 1,233,220 shares at
     June 30, 2002 and December 31, 2001, respectively..............          (7,448,000)           (7,206,000)
                                                                            ------------         -------------
     Total stockholders' equity.....................................          26,576,000            28,408,000
                                                                            ------------         -------------
TOTAL...............................................................        $ 40,032,000         $  40,307,000
                                                                            ============         =============

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
                                                            --------------------------------    ------------------------------
                                                                 2002               2001            2002              2001
                                                            -------------      -------------    ------------      ------------
NET SALES.............................................      $ 25,763,000       $ 25,194,000     $ 43,309,000      $ 42,180,000
COST OF GOODS SOLD....................................        10,755,000         10,763,000       19,035,000        18,722,000
                                                            ------------       ------------     ------------      ------------
GROSS PROFIT..........................................        15,008,000         14,431,000       24,274,000        23,458,000
                                                            ------------       ------------     ------------      ------------


OPERATING EXPENSES:
     Selling, marketing and distribution..............        12,342,000         13,185,000       24,178,000         25,278,000
     General and administrative.......................         1,227,000          1,549,000        2,451,000          2,772,000
                                                            ------------       ------------     ------------      -------------
        Total operating expenses......................        13,569,000         14,734,000       26,629,000         28,050,000
                                                            ------------       ------------     ------------      -------------
INCOME (LOSS) FROM OPERATIONS.........................         1,439,000           (303,000)      (2,355,000)        (4,592,000)

OTHER INCOME..........................................               ---           (334,000)             ---           (334,000)
INTEREST EXPENSE, NET.................................           150,000            346,000          231,000            587,000
                                                            ------------       ------------     ------------      -------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES ..................................         1,289,000           (315,000)      (2,586,000)        (4,845,000)
PROVISION (BENEFIT) FOR INCOME TAXES..................           496,000           (171,000)        (996,000)        (1,915,000)
                                                            ------------       ------------     ------------      -------------
NET INCOME (LOSS).....................................      $    793,000       $   (144,000)    $ (1,590,000)     $  (2,930,000)
                                                            ============       ============     ============      =============

NET INCOME (LOSS) PER SHARE
     BASIC AND DILUTED................................      $       0.09       $      (0.02)    $      (0.19)     $       (0.35)
                                                            ============       ============     ============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC............................................         8,393,000          8,453,000        8,393,000          8,456,000
                                                            ============       ============     ============      =============
     DILUTED..........................................         8,404,000          8,453,000        8,393,000          8,456,000
                                                            ============       ============     ============      =============

                                                                     .

                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               -----------------------------
                                                                                  2002             2001
                                                                               ------------    -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss........................................................     $(1,590,000)    $ (2,930,000)
          Adjustments to reconcile net loss to net cash in
              operating activities:
              Depreciation and amortization...............................       1,349,000        1,793,000
              Amortization of deferred financing fees.....................          72,000           21,000
              Provision for losses on receivables.........................          34,000          411,000
              Gain on disposition of property and equipment...............             ---          (63,000)
              Gain on sale of investment..................................             ---         (334,000)
              Deferred income taxes.......................................      (1,035,000)      (1,915,000)
              Changes in operating assets and liabilities:
                   Accounts receivable, net...............................         261,000         (321,000)
                   Inventories............................................        (799,000)      (3,686,000)
                   Prepaid expenses and other current assets..............        (480,000)        (209,000)
                   Accounts payable.......................................        (623,000)      (1,033,000)
                   Income taxes payable...................................      (1,983,000)      (1,727,000)
                   Accrued expenses and other current liabilities.........      (1,077,000)      (1,101,000)
                   Deferred rent..........................................          80,000         (152,000)
                   Deferred gain on sale-leaseback........................         (26,000)         (26,000)
                                                                               -----------     ------------
                     Net cash used in operating activities................      (5,817,000)     (11,272,000)
                                                                               -----------     ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures............................................        (568,000)        (509,000)
          Proceeds from sale of investment................................             ---          334,000
          Proceeds from sale of property and equipment....................           2,000          130,000
          Principal repayments of notes receivable........................          16,000           32,000
          Other...........................................................         (30,000)         (39,000)
                                                                               -----------     ------------
                     Net cash used in investing activities................        (580,000)         (52,000)
                                                                               -----------     ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Repurchase of common stock......................................        (242,000)        (126,000)
          Short-term borrowings, net......................................       5,186,000        8,500,000
                                                                               -----------     ------------
                     Net cash provided by financing activities............       4,944,000        8,374,000
                                                                               -----------     ------------
     NET DECREASE IN CASH.................................................      (1,453,000)      (2,950,000)
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................       3,055,000        4,376,000
                                                                               -----------     ------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD.............................     $ 1,602,000     $  1,426,000
                                                                               ===========     ============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid for:
          Interest........................................................     $   170,000      $   592,000
          Income taxes....................................................     $ 2,022,000      $ 1,727,000

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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. There have been no changes in significant accounting policies or contractual obligations since the filing of the Company's 10-K for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2. Short-term Borrowings

        In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This facility provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of June 30, 2002, the Company had approximately $7.0 million outstanding under this facility. Additionally, the Company had $0.9 million of letters of credit outstanding as of June 30, 2002. The letters of credit expire through December 2002.

NOTE 3. Stockholder's Equity

        In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between January 1, 2002 and June 30, 2002, the Company repurchased 72,416 shares of common stock totaling $242,000.

NOTE 4. Subsequent Event

        During July 2002, the Company entered into two transactions relating to the short-sale of $188.6 million of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $93.3 million of U. S. Treasury Securities, is scheduled to mature on November 15, 2002. In the second transaction, we have an obligation to repurchase $95.3 million of U. S. Treasury Securities on or before November 15, 2002. We have placed the proceeds from the short sale into an interest-bearing collateral account to provide for the repurchase.

NOTE 5. Recently Issued Accounting Standards

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $25.8 million for the three months ended June 30, 2002 from $25.2 million for the same period in 2001, an increase of $0.6 million, or 2.4%. Of the increase, $0.3 million was attributable to an increase in the Company's wholesale business, $0.3 million was attributable to an increase in the Company's catalog and internet sales, and $0.7 million was attributable to new stores (not yet qualifying as comparable stores). This was offset by a 2.7% decrease in comparable stores sales, or $0.7 million.

         GROSS PROFIT. Gross profit increased to $15.0 million for the three months ended June 30, 2002 from $14.4 million for the same period in 2001, an increase of $0.6 million, or 4.2%. As a percentage of net sales, gross profit increased to 58.3% in the three months ended June 30, 2002 from 57.3% in the same period in 2001. The increase in gross margin percentage is primarily attributable to a shift in the promotional sales mix from lower margined to higher margined sales.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $12.3 million for the three months ended June 30, 2002 from $13.2 million for the same period in 2001, a decrease of $0.9 million, or 6.8%. As a percentage of net sales, these expenses decreased to 47.9% for the three months ended June 30, 2002 from 52.3% for the same period in 2001, a decrease of 4.4%. The net decrease in selling, marketing and distribution expenses is attributable to a recovery against a loss reserve, retail cost expense reductions, particularly lease occupancy expenses, and a reduction in general marketing expenses. Additionally, in the three months ended June 30, 2001, selling, marketing and distribution expenses included a $0.4 million provision for losses on wholesale receivables due to the bankruptcy filing of a significant wholesale account.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $1.2 million for the three months ended June 30, 2002 from $1.5 million for the same period in 2001, a decrease of $0.3 million, or 20.0%. As a percentage of net sales, these expenses decreased to 4.8% for the three months ended June 30, 2002 from 6.1% for the same period in 2001. In the three months ended June 30, 2001, general and administrative expenses included $0.3 million charitable donations of inventory.

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

         INTEREST EXPENSE. Interest expense decreased to $0.2 million for the three months ended June 30, 2002 from $0.3 million for the same period in 2001, principally due to interest on the lower average outstanding short-term borrowings during the period.

Six Months Ended June 30, 2002 and 2001

         NET SALES. Net sales increased to $43.3 million for the six months ended June 30, 2002 from $42.2 million for the same period in 2001, an increase of $1.1 million, or 2.6%. Of the increase, $0.1 million was attributable to an increase in the Company's wholesale business, $0.2 million was attributable to an increase in the Company's catalog and internet sales, and $1.2 million was attributable to new stores (not yet qualifying as comparable stores). This was offset by a $0.4 million, or 1.1% decrease in comparable stores sales.

         GROSS PROFIT. Gross profit increased to $24.3 million for the six months ended June 30, 2002 from $23.5 million for the same period in 2001, an increase of $0.8 million, or 3.4%. This increase is primarily attributable to higher product sales. As a percentage of net sales, gross profit increased to 56.0% for the six months ended June 30, 2002 from 55.6% for the same period in 2001.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses decreased to $24.2 million for the six months ended June 30, 2002 from $25.3 million for the same period in 2001, a decrease of $1.1 million, or 4.3%. As a percentage of net sales, these expenses decreased to 55.8% for the six months ended June 30, 2002 from 59.9% for the same period in 2001, a decrease of 4.1%. The decrease in selling, marketing and distribution expenses is attributable to a recovery against a loss reserve, retail cost expense reductions, particularly lease occupancy expenses, and a reduction in general marketing expenses. Additionally, in the six months ended June 30, 2001, selling, marketing and distribution expenses included a $0.4 million provision for losses on wholesale receivables due to the bankruptcy filing of a significant wholesale account.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2.5 million for the six months ended June 30, 2002 from $2.8 million for the same period in 2001, a decrease of $0.3 million, or 10.7%. As a percentage of net sales, these expenses decreased to 5.7% for the six months ended June 30, 2002 from 6.6% for the same period in 2001. In the six months ended June 30, 2001, general and administrative expenses included $0.3 million charitable donations of inventory.

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

         INTEREST EXPENSE. Interest expense decreased to $0.2 million for the six months ended June 30, 2002 from $0.6 million for the same period in 2001, principally due to interest on the lower average outstanding short-term borrowings during the period.


LIQUIDITY AND CAPITAL RESOURCES

        During the second quarter of 2002, the Company's primary use of cash was for income taxes, inventory purchases and capital expenditures. The Company satisfied its cash requirements from existing cash balances and short-term borrowings under its credit agreement. The Company believes that cash flow from its operations and available credit line will be sufficient to meet operating needs and capital spending requirements for the remaining year.

         Cash used in operating activities was $5.8 million and $11.3 million for the six months ended June 30, 2002 and 2001, respectively. In addition to a lower net loss in the 2002 period, the decrease in net cash utilization for the 2002 period as compared to the 2001 period is primarily due to a reduction in inventory purchases, as well as a decrease in accounts payable and other current liabilities.

         Cash used in investing activities was $0.6 million and $0.1 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in investing activities in the first six months of 2002 primarily related to 5 new store openings and capital additions to the Company's existing stores. Cash used in investing activities for the first six months of 2001 primarily related to 4 new store openings and capital additions to the Company's existing stores, and was offset by proceeds received from the sale of investments, property, and equipment.

         Cash provided by financing activities decreased to $4.9 million in the six months ended June 30, 2002 from $8.4 million for the same period in 2001. In the six months ended June 30, 2002, the Company had net borrowings of $5.2 million under its borrowing agreement and used $0.2 million to repurchase common stock. In the six months ended June 30, 2001, the Company borrowed $8.5 million under its revolving credit facility and used $0.1 million to repurchase common stock.

         In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This facility provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of June 30, 2002, the Company had approximately $7.0 million outstanding under this facility. Additionally, the Company had $0.9 million of letters of credit outstanding as of June 30, 2002. The letters of credit expire through December 2002.

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

         During July 2002, the Company entered into two transactions relating to the short-sale of $188.6 million of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $93.3 million of U. S. Treasury Securities, is scheduled to mature on November 15, 2002. In the second transaction, we have an obligation to repurchase $95.3 million of U. S. Treasury Securities on or before November 15, 2002. We have placed the proceeds from the short sale into an interest-bearing collateral account to provide for the repurchase. See "Note 4. Subsequent Event."


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

         The Registrant's Annual Meeting of Stockholders was held on May 31,
         2002.

         Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement.

         The matters voted upon at the Annual Meeting and the results thereof were as follows:

         1. To elect Class II Directors Robert Schnell and David Walsh, each to hold office for a three-year term and until each of their successors are elected and qualified.

         2. To approve and adopt an amendment to the Amended and Restated 1997 Performance Award Plan to increase by 1,000,000 shares the shares available under the Plan.

         3. To ratify the election of Deloitte & Touche LLP as independent certified public accountants for the year ending December 31, 2002.

         More than the number of shares required for approval voted in favor of each of the above matters and each was therefore approved.

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


                         BIG DOG HOLDINGS, INC.


August 14, 2002        /s/ ANDREW D. FESHBACH
                       ----------------------
                          Andrew D. Feshbach
                          President and Chief Executive Officer
                          (Principal Executive Officer)


August 14, 2002        /s/ ROBERTA J. MORRIS
                       ---------------------
                          Roberta J. Morris
                          Chief Financial Officer and Treasurer
                          (Principal Financial Officer)