Form 10-Q
period 2002-09-30
BIG DOG HOLDINGS INC
filed 2002-11-14
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       or

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

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 1, 2002 was 8,392,648 shares.

                              BIG DOG HOLDINGS, INC

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                            NO.

PART 1.     FINANCIAL INFORMATION............................................3

ITEM 1:     FINANCIAL STATEMENTS (Unaudited)

            CONSOLIDATED BALANCE SHEETS
            September 30, 2002 and December 31, 2001.........................3

            CONSOLIDATED STATEMENTS OF OPERATIONS
            Three months and nine months ended September 30, 2002 and 2001...4

            CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended September 30, 2002 and 2001....................5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................6

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................7

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......11

ITEM 4:     CONTROLS AND PROCEEDURES........................................11

PART II.    OTHER INFORMATION...............................................11

ITEM 1:     LEGAL PROCEEDINGS...............................................11

ITEM 2:     CHANGES IN SECURITIES...........................................12

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES.................................12

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12

ITEM 5:     OTHER INFORMATION...............................................12

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K................................12

SIGNATURES..................................................................13

PART 1.  .........FINANCIAL INFORMATION
ITEM 1:  .........FINANCIAL STATEMENTS (Unaudited)

                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                                                          September 30,           December 31,
                                                                              2002                   2001
                                                                        ------------------    ------------------

                                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................         $   851,000          $  3,055,000
   Accounts receivable, net.........................................             379,000               812,000
   Inventories......................................................          32,510,000            26,777,000
   Prepaid expenses and other current assets........................           1,607,000               473,000
   Deferred income taxes............................................           2,001,000             1,954,000
                                                                             -----------          ------------
     Total current assets...........................................          37,348,000            33,071,000
PROPERTY AND EQUIPMENT, Net.........................................           5,616,000             6,634,000
INTANGIBLE ASSETS, Net..............................................             133,000               173,000
OTHER ASSETS........................................................             336,000               429,000
                                                                             -----------          ------------
TOTAL...............................................................         $43,433,000          $ 40,307,000
                                                                             ===========          ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings............................................         $ 5,323,000          $  1,767,000
   Accounts payable.................................................           5,974,000             2,923,000
   Income taxes payable.............................................              91,000             1,983,000
   Accrued expenses and other current liabilities...................           2,614,000             4,137,000
                                                                             -----------          ------------
     Total current liabilities......................................          14,002,000            10,810,000
DEFERRED RENT.......................................................             752,000               683,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             367,000               406,000
                                                                             -----------          ------------
   Total liabilities................................................          15,121,000            11,899,000
                                                                             -----------          ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares authorized, none
     issued and outstanding.........................................        $        ---          $        ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,698,284 issued at September 30, 2002 and December 31, 2001...              97,000                97,000
   Additional paid-in capital.......................................          20,510,000            20,510,000
   Retained earnings................................................          15,153,000            15,007,000
   Treasury stock, 1,305,636 and 1,233,220 shares at September 30,
     2002 and December 31, 2001, respectively.......................          (7,448,000)           (7,206,000)
                                                                             -----------          ------------
     Total stockholders' equity.....................................          28,312,000            28,408,000
                                                                             -----------          ------------
TOTAL...............................................................       $  43,433,000          $ 40,307,000
                                                                           =============          ============




                                                              BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           (Unaudited)

                                                                           Three Months Ended             Nine Months Ended
                                                                            September 30,                  September 30,
                                                             -----------------------------------   --------------------------------
                                                                    2002               2001              2002             2001
                                                             -----------------   ---------------   ----------------   -------------
NET SALES................................................    $   30,114,000       $ 30,204,000     $  73,423,000      $  72,384,000
COST OF GOODS SOLD.......................................        12,697,000         12,884,000        31,732,000         31,606,000
                                                             --------------       ------------     -------------      -------------
GROSS PROFIT.............................................        17,417,000         17,320,000        41,691,000         40,778,000
                                                             --------------       ------------     -------------      -------------
OPERATING EXPENSES:
     Selling, marketing and distribution.................        13,117,000         12,720,000        37,295,000         37,998,000
     General and administrative..........................         1,289,000          1,181,000         3,740,000          3,953,000
                                                             --------------       ------------     -------------      -------------
      Total operating expenses...........................        14,406,000         13,901,000        41,035,000         41,951,000
                                                             --------------       ------------     -------------      -------------
INCOME (LOSS) FROM OPERATIONS............................         3,011,000          3,419,000           656,000         (1,173,000)
OTHER INCOME.............................................               ---                ---               ---            334,000
INTEREST INCOME..........................................         1,949,000                ---         1,949,000                ---
INTEREST EXPENSE.........................................        (2,137,000)          (370,000)       (2,368,000)          (957,000)
                                                            ---------------       ------------     -------------      -------------
INCOME (LOSS) BEFORE (PROVISION) BENEFIT
   FOR INCOME TAXES .....................................         2,823,000          3,049,000           237,000         (1,796,000)
(PROVISION) BENEFIT FOR INCOME TAXES.....................        (1,087,000)        (1,174,000)          (91,000)           741,000
                                                            ---------------       ------------     -------------      -------------
NET INCOME (LOSS)........................................   $     1,736,000       $  1,875,000     $     146,000      $  (1,055,000)
                                                             ===============       ============    =============      =============
NET INCOME (LOSS) PER SHARE
     BASIC AND DILUTED...................................   $          0.21       $       0.22     $        0.02      $       (0.12)


WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC...............................................         8,393,000          8,453,000         8,395,000          8,455,000
                                                            ===============       ============     =============      =============
     DILUTED.............................................         8,393,000          8,462,000         8,400,000          8,455,000
                                                            ===============       ============     =============      =============


                                                                     .




                      BIG DOG HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                          --------------------------------------
                                                                                               2002                 2001
                                                                                          ----------------   -------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss).....................................................          $   146,000         $  (1,055,000)
          Adjustments to reconcile net income (loss) to net cash in
              operating activities:
              Depreciation and amortization.....................................            2,013,000             2,775,000
              Amortization of deferred financing fees...........................              115,000               115,000
              Provision for losses on receivables...............................               52,000               417,000
              Loss (Gain) on disposition of property and equipment..............               16,000               (74,000)
              Gain on sale of investment........................................                  ---              (334,000)
              Deferred income taxes.............................................              (47,000)             (741,000)
              Changes in operating assets and liabilities:
                   Accounts receivable, net.....................................              382,000              (411,000)
                   Inventories..................................................           (5,733,000)          (11,510,000)
                   Prepaid expenses and other current assets....................           (1,134,000)             (807,000)
                   Account Payable..............................................            3,051,000               767,000
                   Income taxes payable.........................................           (1,892,000)           (1,732,000)
                   Accrued expenses and other current liabilities...............           (1,454,000)           (1,487,000)
                   Deferred rent................................................               69,000              (207,000)
                   Deferred gain on sale-leaseback..............................              (39,000)              (40,000)
                                                                                          -----------         -------------
                       Net cash used in operating activities....................           (4,455,000)         ( 14,324,000)
                                                                                          -----------         -------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures..................................................             (965,000)             (741,000)
          Proceeds from sale of U.S. Treasury bonds.............................           95,269,000                   ---
          Collateral required for repurchase of U.S. Treasury Bonds.............          (95,338,000)                  ---
          Proceeds from sale of investment......................................                  ---               334,000
          Proceeds from sale of property and equipment..........................               16,000               178,000
          Principal repayments of notes receivable..............................               16,000               107,000
          Other.................................................................              (61,000)              (54,000)
                                                                                          -----------         -------------
                       Net cash used in investing activities....................           (1,063,000)             (176,000)
                                                                                          -----------         -------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Repurchase of common stock............................................             (242,000)             (126,000)
          Short-term borrowings, net............................................            3.556,000            10,500,000
                                                                                         ------------         -------------
                       Net cash provided by financing activities................            3,314,000            10,374,000
                                                                                         ------------         -------------
     NET DECREASE IN CASH.......................................................           (2,204,000)           (4,126,000)
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................            3,055,000             4,376,000
                                                                                         ------------         -------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD...................................         $    851,000         $     250,000
                                                                                         ============         =============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for:
              Interest..........................................................         $    239,000         $     958,000
              Income taxes......................................................         $  2,030,000         $   1,732,000

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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. There have been no changes in significant accounting policies or contractual obligations since the filing of the Company's 10-K for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiary (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2. Short-term Borrowings

        In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This facility provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of September 30, 2002, the Company had approximately $5.3 million outstanding under this facility. Additionally, the Company had $0.3 million of letters of credit outstanding as of September 30, 2002. The letters of credit expire through December 2002.

NOTE 3. Stockholder's Equity

        In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. Between January 1, 2002 and September 30, 2002, the Company repurchased 72,416 shares of common stock totaling $242,000.

NOTE 4. Short Bond Transaction

        During July 2002, the Company entered into two transactions relating to the short-sale and repurchase of $95.3 million of U.S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.3 million of U. S. Treasury Securities, is scheduled to mature on November 15, 2002. In the second transaction, the Company has an obligation to repurchase $95.3 million of U. S. Treasury Securities on or before November 15, 2002. The Company has placed the proceeds from the short sale into an interest-bearing collateral account to provide for the repurchase. As of September 30, 2002, the Company has recorded interest income of $1.9 million, interest expense of $2.0 million, and an obligation of $0.1 million included in accrued expenses and other current liabilities.

NOTE 5. Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".
SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 may have a significant impact on the timing of the recognition of costs associated with restructuring activities, as compared to current GAAP reporting requirements.


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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $30.1 million for the three months ended September 30, 2002 from $30.2 million for the same period in 2001, a decrease of $0.1 million, or 0.3%. The decrease was attributable to a $0.1 million decrease in the Company's wholesale business, catalog and internet sales. New stores (not yet qualifying as comparable stores) sales were $1.1 million for the three months ended September 30, 2002. This was offset by a 4.0% decrease in comparable stores sales, or $1.1 million.

         GROSS PROFIT. Gross profit increased to $17.4 million for the three months ended September 30, 2002 from $17.3 million for the same period in 2001, an increase of $0.1 million, or 0.6%. As a percentage of net sales, gross profit increased to 57.8% in the three months ended September 30, 2002 from 57.3% in the same period in 2001.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $13.1 million for the three months ended September 30, 2002 from $12.7 million for the same period in 2001, an increase of $0.4 million, or 3.1%. As a percentage of net sales, these expenses increased to 43.6% for the three months ended September 30, 2002 from 42.1% for the same period in 2001, an increase of 1.5%. During the three month period ended September 30, 2002, the Company had an average of 209 stores in operation compared to an average of 200 stores open in the same period 2001. The net increase in selling, marketing and distribution expenses is primarily attributable to additional store operating costs associated with new stores.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.3 million for the three months ended September 30, 2002 from $1.2 million for the same period in 2001, an increase of $0.1 million, or 8.3%. As a percentage of net sales, these expenses increased to 4.3% for the three months ended September 30, 2002 from 3.9% for the same period in 2001.

         INTEREST INCOME. In the three months ended September 30, 2002, interest income related to interest earned on a short bond transaction. During July 2002, the Company entered into two transactions relating to the short-sale and repurchase of $95.3 million of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.3 million of U. S. Treasury Securities, is scheduled to mature on November 15, 2002. In the second transaction, the Company has an obligation to repurchase $95.3 million of U. S. Treasury Securities on or before November 15, 2002. The Company has placed the proceeds from the short sale into an interest-bearing collateral account to provide for the repurchase.

         INTEREST EXPENSE. Interest expense increased to $2.1 million for the three months ended September 30, 2002 from $0.4 million for the same period in 2001. Such increase was due to $2.0 million of interest expense related to the Company's short bond transaction (See "Interest Income"), and otherwise interest expense decreased to $0.1 million related to lower average outstanding short-term borrowings during the 2002 period as compared to 2001.

Nine Months Ended September 30, 2002 and 2001

         NET SALES. Net sales increased to $73.4 million for the nine months ended September 30, 2002 from $72.4 million for the same period in 2001, an increase of $1.0 million, or 1.4%. Of the increase, $0.2 million was attributable to an increase in the Company's catalog and internet business, $0.1 million was attributable to an increase in the Company's wholesale business, and $2.3 million was attributable to new stores (not yet qualifying as comparable stores). This was offset by a 2.3% decrease in comparable store sales, or $1.6 million.

         GROSS PROFIT. Gross profit increased to $41.7 million for the nine months ended September 30, 2002 from $40.8 million for the same period in 2001, an increase of $0.9 million, or 2.2%. This increase is primarily attributable to higher product sales. As a percentage of net sales, gross profit increased to 56.8% for the nine months ended September 30, 2002 from 56.3% for the same period in 2001.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses decreased to $37.3 million for the nine months ended September 30, 2002 from $38.0 million for the same period in 2001, a decrease of $0.7 million, or 1.8%. As a percentage of net sales, these expenses decreased to 50.8% for the nine months ended September 30, 2002 from 52.5% for the same period in 2001, a decrease of 1.7%. The decrease in selling, marketing and distribution expenses is primarily attributable to a recovery against a loss reserve, retail cost expense reductions, particularly lease occupancy expenses, and a reduction in general marketing expenses. Additionally, in the nine months ended September 30, 2001, selling, marketing and distribution expenses included a $0.4 million loss reserve on wholesale receivables due to the bankruptcy filing of a significant wholesale account.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $3.7 million for the nine months ended September 30, 2002 from $4.0 million for the same period in 2001, a decrease of $0.3 million, or 7.5%. As a percentage of net sales, these expenses decreased to 5.1% for the nine months ended September 30, 2002 from 5.5% for the same period in 2001. In the nine months ended September 30, 2001, general and administrative expenses included $0.3 million charitable donations of inventory.

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

         INTEREST INCOME. In the nine months ended September 30, 2002, interest income related to interest earned on a short bond transaction. During July
2002, the Company entered into two transactions relating to the short-sale and repurchase of $95.3 million of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.3 million of U. S. Treasury Securities, is scheduled to mature on November 15, 2002. In the second transaction, the Company has an obligation to repurchase $95.3 million of U.S. Treasury Securities on or before November 15, 2002. The Company has placed the proceeds from the short sale into an interest-bearing collateral account to provide for the repurchase.

         INTEREST EXPENSE. Interest expense increased to $2.4 million for the nine months ended September 30, 2002 from $1.0 million for the same period in 2001. Such increase was due to $2.0 million of interest expense related to the Company's short bond transaction (See "Interest Income"), and otherwise interest expense decreased to $0.4 million related to lower average outstanding short-term borrowings during the 2002 period as compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of 2002, the Company's primary use of cash was for inventory purchases, income taxes and capital expenditures. The Company satisfied its cash requirements from existing cash balances and short-term borrowings under its credit agreement. The Company believes that cash flow from its operations and available credit line will be sufficient to meet operating needs and capital spending requirements for the remaining year.

         Cash used in operating activities was $4.5 million and $14.3 million for the nine months ended September 30, 2002 and 2001, respectively. In addition to a $0.1 million net income in the 2002 period compared to a $1.1 million net loss in the 2001 period, the decrease in net cash utilization for the 2002 period as compared to the 2001 period is primarily due to a reduction in inventory purchases, as well as an increase in accounts payable and other current liabilities.

         Cash used in investing activities was $1.1 million and $0.2 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in investing activities in the first nine months of 2002 primarily related to 6 new store openings and capital additions to the Company's existing stores. Additionally in the 2002 period, the Company had an offsetting investment transaction related to the short bond transaction (See Note 4. Short Bond Transaction) whereby $95.3 million of proceeds from the sale of U.S. Treasury Bonds was offset by $95.3 million in collateral required for the repurchase of such bonds. Cash used in investing activities for the first nine months of 2001 primarily related to 5 new store openings and capital additions to the Company's existing stores, and was offset by proceeds received from the sale of investments, property, and equipment.

         Cash provided by financing activities decreased to $3.3 million in the nine months ended September 30, 2002 from $10.4 million for the same period in 2001. In the nine months ended September 30, 2002, the Company had net borrowings of $3.5 million under its borrowing agreement and used $0.2 million to repurchase common stock. In the nine months ended September 30, 2001, the Company borrowed $10.5 million under its revolving credit facility and used $0.1 million to repurchase common stock.

         In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This facility provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of September 30, 2002, the Company had approximately $5.3 million outstanding under this facility. Additionally, the Company had $0.3 million of letters of credit outstanding as of September 30, 2002. The letters of credit expire through December 2002.

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

ITEM 4:

                            CONTROLS AND PROCEEDURES

         Within 90 days prior to the date of this report, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiary. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.


PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

                  In February 2001, the World Wrestling Federation Entertainment Inc. ("WWF") filed suit against Big Dog Holdings, Inc. in the United States District Court for the Western District of Pennsylvania. The suit contains claims for copyright and trademark infringement, unfair competition and related claims relating to our sale of T-shirts and dolls that parody the WWF and its wrestlers. The action seeks injunctive relief, unspecified damages, costs and attorneys fees. We are vigorously defending the action and believe we have substantial defenses. Although we cannot predict the outcome of this matter, we do not believe the outcome of this action will have a material adverse effect on our results of operations or financial condition.

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


                                   BIG DOG HOLDINGS, INC.


November 14, 2002                 /s/ ANDREW D. FESHBACH
                                  ----------------------
                                  Andrew D. Feshbach
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


November 14, 2002                 /s/ ROBERTA J. MORRIS
                                  ---------------------
                                  Roberta J. Morris
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)

                             BIG DOG HOLDINGS, INC.

                      CERTIFICATION CHIEF EXECUTIVE OFFICER


I, Andrew Feshbach, CEO, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Big Dog
Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002



                                         /s/ ANDREW D. FESHBACH
                                         ----------------------
                                         Andrew D. Feshbach
                                         President and Chief Executive Officer

                                              BIG DOG HOLDINGS, INC.

                                       CERTIFICATION CHIEF FINANCIAL OFFICER


I, Roberta Morris, CFO, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Big Dog
Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002



                                        /s/ ROBERTA J. MORRIS
                                        ---------------------
                                        Roberta J. Morris
                                        Chief Financial Officer and Treasurer