Form 10-K
period 2002-12-31
BIG DOG HOLDINGS INC
filed 2003-03-27
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X]                                           ANNUAL REPORT PURSUANT TO SECTION
                                              13 OR 15(d) OF THE SECURITIES
                                              EXCHANGE ACT OF 1934 FOR THE
                                              FISCAL YEAR ENDED DECEMBER 31,
                                              2002

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.) Yes               No X
                                          -----             -

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 7, 2003 was approximately $4,282,000. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders, are deemed to be held by non-affiliates.

         On March 7, 2003, the registrant had 8,392,648 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1.  BUSINESS

         Unless the context indicates otherwise, when this Annual Report on Form 10-K refers to "Big Dogs," "we," "us" or "the Company," we are referring to Big Dog Holdings, Inc. and its subsidiaries on a consolidated basis.

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. BIG DOGS(R) is an All-American, family-oriented brand that we believe has established a unique niche in its dedication to providing quality, value and fun. Big Dogs products were first sold in 1983, and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS(R) brand and related assets. Following the acquisition, we initiated a strategy of leveraging the brand through dramatic expansion of our product line and rapid growth in our retail stores. The number of our stores has grown from 5 in 1993 to 209 as of December 31, 2002. After early years of rapid growth, we reached a level of maturity in the number of our stores and breadth of our product line. In recent years we have focused on profitability and brand management.

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

         PROMOTE THE BIG DOG SPIRIT OF FUN. A key and unique element in our brand image is the focus on fun. This spirit of fun revolves around our Big Dog character that has broad appeal to men, women and children of all ages. We foster this spirit by creating positive, humorous, topical and inspiring graphics and slogans that we apply to our merchandise. More than just a logo, "the Big Dog" represents the leader, athlete, child, comedian, musician, boss, traveler, parent and dog lover that a wide range of customers can identify with. Big Dog products are fun, not only because of their graphics and slogans, but also because they are designed for recreational, sports and leisure activities and make ideal gifts. Our focus on fun is further enhanced by the lively, enjoyable atmosphere in our retail stores and is also reflected in our catalog, website and marketing promotions and activities.

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

         CREATE AN ENTERTAINING SHOPPING EXPERIENCE. We seek to create a distinctive and fun shopping environment in Big Dogs stores through an innovative display of our graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in a relaxed, fun state of mind. By showcasing our complete product line, Big Dogs stores offer something for everyone in the family. Effective cross-merchandising in the stores is designed to add excitement and prompt add-on purchases. We believe the customer's shopping experience is further enhanced by our knowledgeable and enthusiastic sales staff.

         EMPHASIZE GRASSROOTS MARKETING. We believe Big Dogs' most effective marketing is by the products themselves and their presentation in our retail stores, catalog and website. As a result, we have spent relatively little on advertising. Also important to our marketing strategy is our targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams) and community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara).

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

         The majority of our products range from between $4 and $45. The following table sets forth the approximate contribution that each of our product categories made to total net sales in our retail stores for the year ended December 31, 2002:

                                                                   % OF TOTAL
                                                                  RETAIL STORE*
                                                                    NET SALES
                                                                    ---------
  Adult Apparel and Accessories .....................................   51.8%
  Big-size Apparel ..................................................   22.6
  Infants' and Children's Apparel and Accessories ...................   20.4
  Non-Apparel Products ..............................................    5.2
                                                                       -----

                           Total ....................................  100.0%
                                                                       =====
*Does not include catalog, wholesale and internet sales, which are skewed toward larger sizes.

         ADULT APPAREL AND ACCESSORIES. We sell a complete line of adult unisex activewear and casual sportswear. We offer screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that prominently display the Big Dogs graphics and slogans. In addition, we offer shorts, knit and woven casual shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, all of which feature print designs or simply the BIG DOGS(R) name and/or dog logo. Our adult apparel line primarily focuses on basic items that recur with relatively minor variation from season-to-season and year-to-year. While certain of our classic, popular items and graphics have been in the Big Dogs line with very little change for over 10 years, we introduce new apparel and other products throughout the year to ensure that the merchandise assortments are consistent with the top sellers within our competitive market.

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

         BIG-SIZE APPAREL. We believe the BIG DOGS(R) image and the positive emphasis the brand gives to being a "Big Dog" have a unique appeal to consumers who wear big sizes. Our BIG BIG DOGS(R) category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors, that prominently display the Big Dogs graphic themes and slogans. In addition, we offers shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS(R) name and/or dog logo. We sell our BIG BIG DOGS(R) line primarily through our retail stores, catalog and website, and also through selected wholesale accounts.

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

         NON-APPAREL PRODUCTS. We further leverage our trademarks, characters and more popular graphics by applying them to a wide variety of adult's and children's non-apparel items, including pet products, plush animals and other toys, sporting goods, stationery, calendars and lunch boxes. As with apparel accessories, new non-apparel products are developed and introduced based on whether they are consistent with Big Dogs' brand image and complement our other products. As with apparel accessories, the graphics applied to these products have first proven popular on our T-shirts, resulting in lower product development costs and inventory risk. In general, non-apparel items have higher gross margins than many of our other products.

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

         Also important to our marketing strategy is our targeted "grassroots" marketing activities. These activities include local and charity sponsorships (such as high school sports teams) and community-oriented promotional events (such as our annual dog parade in Santa Barbara). We train and incentivize our store managers to actively involve their stores in local, grassroots activities. In addition, we utilize billboard advertising designed to direct customers to local Big Dogs retail stores.

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

         In 2002, our retail stores contributed approximately 93% of total net sales. As of December 31, 2002, we operated a total of 209 stores, 207 stores in 43 states and 2 stores in Puerto Rico. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in a fun, relaxed state of mind. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of stores located in each state and territory as of December 31, 2002:

       State           No. of Stores           State            No. of Stores
       -----           -------------           -----            -------------
      Alabama               3                Mississippi              4
      Alaska                1                Missouri                 6
      Arizona               7                Nebraska                 1
      California           37                Nevada                   3
      Colorado              5                New Hampshire            2
      Connecticut           2                New Jersey               2
      Delaware              3                New Mexico               1
      Florida              13                New York                 6
      Georgia               7                North Carolina           6
      Hawaii                1                Ohio                     3
      Idaho                 2                Oklahoma                 1
      Illinois              4                Oregon                   6
      Indiana               4                Pennsylvania             7
      Iowa                  1                South Carolina           6
      Kansas                3                Tennessee                8
      Kentucky              1                Texas                   10
      Louisiana             1                Utah                     3
      Maine                 2                Vermont                  1
      Maryland              6                Virginia                 4
      Massachusetts         4                Washington               5
      Michigan              6                Wisconsin                4
      Minnesota             5

             U.S. Territory           No. of Stores
             --------------           -------------
              Puerto Rico                  2


         We operate Big Dog retail stores primarily in outlet malls. Big Dogs' traditional emphasis has been on outlet malls because those malls are often located in tourist areas and attract significant numbers of Big Dogs' targeted customers. While the growth in the outlet industry has slowed in recent years, we expect to continue opening stores in new quality outlet malls as they are opened to the extent they meet our requirements.

         Our outlet mall stores average approximately 2,800 square feet. Our outlet stores offer a complete and current line of our products priced approximately 25% less than the same items are sold for in our catalog and website, our full-price stores and by other retailers. We opened 7 new stores and closed 6 under-performing stores during 2002. Our cost to open a store in 2002, including leasehold improvements and furniture and fixtures, was approximately $46,000 (net of tenant improvement allowances paid to us by landlords). The average per store initial inventory (partially financed by trade payables) for the new 2002 stores was approximately $57,000 and pre-opening expenses averaged approximately $13,000 per store.

         Our store operations are managed by a Senior Vice President--Retail, Director of Retail Operations, two regional managers and approximately 14 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance our customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, we have implemented employee training and incentive programs and encourage our sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. We believe our commitment to customer service enhances our ability to generate repeat business and to attract new customers. We also believe that the fun nature of our products create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

NON-RETAIL DISTRIBUTION

         Non-retail distribution channels, which include catalog and internet, and wholesale and corporate sales, represented approximately 7% of our total net sales in 2002.

         CATALOG AND INTERNET. In addition to generating their own sales, our catalog and website serve as key marketing pieces for our products and stores. Our catalog and internet sales in 2002 were approximately $4.6 million, or approximately 5% of total net sales. Such sales have had growth in recent years, on a relatively small base. We have the benefit of being able to develop names for our mailing list through our retail store chain, which has been the primary source for such list.

         WHOLESALE AND CORPORATE SALES. The Company's wholesale sales in 2002 were approximately $2.6 million, or approximately 2% of total net sales.

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

         The majority of our other products are manufactured overseas, primarily in Asia, the Middle East and Turkey. In order to reduce our exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, we utilize a diverse group of vendors. We source the majority of our product from trading companies. Through these trading companies and directly, we source from approximately 65 unaffiliated vendors, including over 35 foreign vendors in a number of countries. In order to enhance our sourcing flexibility, we use trading companies rather than operate our own foreign sourcing office. These trading companies assist us in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. We do not have supply contracts with any of our suppliers. Although the loss of major suppliers could have a significant effect on our immediate operating results, since we are focused on basic apparel, we believe alternate sources of merchandise for most product categories are available at comparable prices and that we could replace these suppliers without any long-term adverse effect.

         We forecast production requirements to secure necessary manufacturing capacity and quota. Since our foreign manufacturers are located at greater geographic distances from us than our domestic manufacturers, we generally allow greater lead-times for foreign orders. However, due to our focus on widely available basics rather than fashion items, we believe these lead times do not present significant risks.

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

MANAGEMENT INFORMATION SYSTEMS

         Big Dogs is committed to utilizing technology to enhance its competitive position. We have put in place computer hardware, systems applications and networks that are the same as those used by a number of large retailers. These systems support the sales and distribution of products to our stores and customers and improve the integration and efficiency of our domestic and foreign sourcing operations. Big Dogs' management information system ("MIS") provides integration of store, merchandising, distribution and financial systems. These systems include stock keeping unit ("SKU") and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on an IBM AS 400 platform and a Microsoft NT server network and utilize SVI (Island Pacific) software. Our point-of-sale ("POS") system consists of registers providing price look-up, e-mail and credit card and check authorization. Through automated two-way communication with each store, sales information, e-mail and timekeeping information are uploaded to the host system, and receiving, price changes and systems maintenance are down-loaded through the POS devices. Sales are updated daily in the merchandising report systems by polling sales from each store's POS terminals. We evaluate information obtained through daily polling, including a daily tracking of gross margin, to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise. Wholesale and catalog operations are also supported by MIS applications from established vendors, designed specifically to meet the unique requirements of these segments of the business. These applications include customer service phone center, order processing and mailing list maintenance.


ALLOCATION AND DISTRIBUTION OF MERCHANDISE

         Allocation and distribution of our inventory is performed centrally at the SKU, merchandise classification and store levels using integrated third-party software. Utilizing our MIS capabilities, our planning and allocation group works closely with the merchandising and retail departments to monitor and respond to customer purchasing trends and meet the seasonal and locale-specific merchandising requirements of our retail stores.

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

EMPLOYEES

         At March 7, 2003, we had approximately 600 full-time and 800 part-time employees. The number of part-time employees fluctuates significantly based on seasonal needs. None of our employees are covered by collective bargaining agreements and we consider our relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles and present and recent past positions of persons serving as our executive officers as of March 1, 2003:

NAME                     AGE                    POSITION
----                     ---                    --------
Andrew D. Feshbach       42     President, Chief Executive Officer and Director
Douglas N. Nilsen        54     Executive Vice President - Merchandising
Anthony J. Wall          47     Executive Vice President - Business Affairs,
                                General Counsel and Secretary
Roberta J. Morris        43     Chief Financial Officer, Treasurer and
                                Assistant Secretary
Lee M. Cox               34     Senior Vice President - Retail

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

         ANTHONY J. WALL has served as Executive Vice President, General Counsel and Secretary of the Company for more than five years. Mr. Wall also serves as General Counsel of Fortune Fashions Industries LLC, a custom manufacturer of embellished apparel, Fortune Casuals, LLC, a manufacturer of casual apparel for the mass market, and Fortune Swimwear, a manufacturer of swimwear for the mass market, and a Vice President of Fortune Financial, all of which are controlled by Fred Kayne.

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

ITEM 2.           PROPERTIES

         Our corporate headquarters are in leased offices comprising approximately 24,000 square feet in Santa Barbara, California. This lease expires July 2004, with an option to extend for another 5 years. Our distribution facility is located in Santa Fe Springs, California in a building comprising approximately 136,000 square feet under a lease that expires in January 2008. We have an option to extend this lease for 5 years.

         We lease all of our store locations, which comprise an aggregate of approximately 570,000 square feet. Store leases are typically for a term of 5 years with a 5-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels. See "Item 1. BUSINESS - RETAIL STORES."

ITEM 3.           LEGAL PROCEEDINGS

         We are involved from time to time in litigation incidental to our business. We believe that the outcome of such litigation will not have a material adverse effect on our results of operation or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              SHAREHOLDER MATTERS

         The common stock of our Company is traded on the NASDAQ National Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 2001 through the fourth quarter 2002, the high and low "sales" price of the shares of our common stock, as reported on the NASDAQ National Market.
                                           2002                      2001
                                           ----                      ----
                                      High     Low              High       Low
                                      ------------              --------------
  First Quarter                     $ 5.590  $ 1.890          $ 4.500   $ 3.750
  Second Quarter                      5.146    2.760            4.250     3.620
  Third Quarter                       3.690    2.100            3.970     2.410
  Fourth Quarter                      3.730    2.450            3.600     2.500

         On March 7, 2003, the last sales price of the common stock as reported on the NASDAQ National Market was $2.180 per share. As of March 7, 2003, we had approximately 146 shareholders of record of our common stock.

         On November 1, 2001, we issued 12,000 shares of common stock to David Walsh upon exercise of a previously issued warrant for $3 per share. Such sale was exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) as a transaction not involving a public offering.

         Our current credit agreement prohibits the payment of dividends (see Liquidity and Capital Resources). We did not pay a dividend in 2002 and 2001, and do not expect to pay dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                        2002       2001        2000        1999       1998
                                                        ----       ----        ----        ----       ----
                                                        (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales......................................      $108,756    $112,369    $115,280    $109,573    $100,677
Cost of goods sold.............................        46,970      49,154      48,836      46,491      41,236
                                                     --------    --------    --------    --------    --------
Gross profit...................................        61,786      63,215      66,444      63,082      59,441
                                                     --------    --------    --------    --------    --------
Selling, mareting and distribution expenses (1)        49,224      49,586      49,680      46,643      44,785
General and administrative expenses (1)........         4,937       5,232       4,861       4,412       4,548
                                                     --------    --------    --------    --------    --------
Total operating expenses.......................        54,161      54,818      54,541      51,055      49,333
                                                     --------    --------    --------    --------    --------
EBITDA (2).....................................         7,625       8,397      11,903      12,027      10,108
Depreciation and amortization..................         2,619       3,460       4,029       4,090       3,752
Write-off of impaired asset (3)................           ---         ---       3,000         ---         ---
Other income...................................           ---        (334)        ---         ---         ---
Interest income (4)............................        (3,175)        (39)       (258)       (439)       (392)
Interest expense (4)...........................         3,761       1,158         596          44          42
                                                     --------     -------    --------    --------     -------
Income before provision........................         4,420       4,152       4,536       8,332       6,706
Provision for income taxes.....................           603       1,512       2,719       3,136       2,674
                                                     --------    --------    --------    --------    --------
Net income.....................................      $  3,817    $  2,640    $  1,817    $  5,196    $  4,032
                                                     ========    ========    ========    ========    ========

Net income per share
 Basic and diluted.............................        $ 0.45      $ 0.31      $ 0.17      $ 0.43      $ 0.32

Weighted average common shares
Basic..........................................         8,409       8,457      10,808      12,032      12,472
Diluted........................................         8,409       8,477      10,906      12,182      12,509

Cash dividend per common share.................        $ 0.00      $ 0.00      $ 0.10      $ 0.10      $ 0.00

OPERATING DATA:
Number of stores (5)
 Stores open at beginning of period.............          208         198         191         177         150
 Stores added (net of closures).................            1          10           7          14          27
                                                      -------    --------     -------     --------    -------
 Stores open at end of period...................          209         208         198         191         177
Comparable stores sales (decrease) increase (6).       (6.3)%      (4.4)%        1.3%        1.0%         0.6%

BALANCE SHEET DATA:
Working capital.................................      $27,229     $22,261     $17,553     $32,462      $30,348
Total assets....................................       39,679      40,307      43,280      56,413       52,994
Total indebtedness (7)..........................          ---       1,767       6,000         ---         ---
Stockholders' equity............................       31,983      28,408      25,859      46,660       43,187

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

(3) In 2000, we wrote off our entire $3,000,000 investment in PETsMART.com preferred stock. Subsequently, in 2001, a proposal and acceptance occurred whereby we sold this preferred stock for $334,000.

(4) In 2002, we earned $3,172,000 of interest income and incurred $3,288,000 of interest expense relating to the short-sale and repurchase of $95,384,000 of U.S. Treasury Securities.

(5) Excludes one temporary store open for a portion of 1998.

(6) Comparable store sales represent net sales of stores open at least one full year. Stores are considered comparable beginning on the first day of the third month following the one-year anniversary of their opening. Stores that are relocated but remain in the same shopping area remain in the comparable store base. The Company believes this method best reflects the effect of one-time promotional events and is most consistent with industry methods.

(7) Includes subordinated debt, obligations under the bank line of credit and obligations under capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this Form 10-K.

GENERAL

         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. The number of our stores has grown from 5 in 1993 to 209 as of December 31, 2002.

         On July 31, 2000, we announced that our Board of Directors authorized us to purchase by tender offer and retire up to 3.5 million shares of our common stock at $6.25 per share, which represented approximately 29% of the outstanding shares. The tender offer commenced on August 2, 2000 and expired on August 30, 2000. The tender offer was fully subscribed and we funded the tender offer in the amount of $22.0 million on September 1, 2000 from available cash and borrowings under the former credit agreement (see Liquidity and Capital Resources). Upon redemption of the tendered shares, we retired the shares by reducing common stock by $35,000 and additional paid-in capital by $22.0 million.

         During July 2002, we entered into two transactions relating to the short-sale and repurchase of $95.3 million of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.3 million of U. S. Treasury Securities, matured on November 15, 2002. In the second transaction, we had repurchased $95.3 million of U. S. Treasury Securities on November 15, 2002. As of December 31, 2002, we recorded interest income of $3.2 million and interest expense of $3.3 million related to these transactions. The net loss related to these transactions totaled $0.1 million.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------

                                                         2002    2001     2000
                                                        -----   -----     ----
Net sales...........................................    100.0%  100.0%   100.0%
Cost of goods sold..................................     43.2    43.7     42.4
                                                        -----   -----    -----

Gross profit........................................     56.8    56.3     57.6

Selling, marketing and distribution expenses........     47.4    46.9     46.1
General and administrative expenses.................      4.8     5.0      4.7
                                                        -----   -----    -----
Total operating expenses............................     52.2    51.9     50.8
                                                        -----   -----    -----

Income from operations..............................      4.6%    4.4%     6.8%


YEARS ENDED DECEMBER 31, 2002 AND 2001

         NET SALES. Net sales consist of sales from our stores, catalog, website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $108.8 million in 2002 from $112.4 million for 2001, a decrease of $3.6 million, or 3.2%. Of the $3.6 million decrease, $6.5 million was attributable to a 6.3% comparable store sales decrease for the period, offset by $2.7 million from stores not yet qualifying as comparable stores, and $0.2 million increase in our wholesale business.

         GROSS PROFIT. Gross profit decreased to $61.8 million in 2002 from $63.2 million for 2001, a decrease of $1.4 million, or 2.2%. As a percentage of net sales, gross profit increased to 56.8% in 2002 from 56.3% in 2001. The 0.5% increase was primarily due to a shift of promotional sales to higher margined sales such as T-shirts.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $51.5 million in 2002 from $52.7 million in 2001, a decrease of $1.2 million, or 2.3%. The decrease in these expenses is primarily a result of a decrease in depreciation of $0.8 million and various retail, sales and catalog expenses totaling $0.4 million. As a percentage of net sales, these expenses increased to 47.4% in 2002 from 46.9% in 2001, an increase of 0.5%. The increase as a percentage of net sales is due to a lower net sales base in 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $5.3 million in 2002 from $5.6 million in 2001, a decrease of $0.3 million, or 5.4%. The decrease is comprised of lower depreciation and donation expenses. As a percentage of net sales, these expenses remained relatively constant, decreasing to 4.8% in 2002 from 5.0% in 2001.

         OTHER INCOME. In 2001, other income resulted from a $0.3 million gain on the sale of PETsMART.com stock. After careful consideration of the internet and capital markets, we wrote-off our entire $3,000,000 investment in PETsMART.com stock at December 31, 2000. Subsequently, in June 2001, a proposal and acceptance occurred whereby we sold this stock for $0.3 million.

         INTEREST INCOME. In 2002, we earned $3.2 million of interest income relating to the short-sale and repurchase of $95.3 million of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that were used to offset previously incurred capital losses.

         INTEREST EXPENSE. Interest expense increased to $3.8 million in 2002 from $1.2 million for the same period in 2001. Interest expense in 2002 consisted of $3.3 million of interest expense related to our short bond transactions (See "Interest Income") and $0.5 million related to short-term borrowings. In 2001, interest expense consisted of $1.2 million related to short-term borrowings. The $0.7 million decrease in interest expense related to short-term borrowings in 2002 compared to 2001 is due to lower outstanding borrowings during 2002.

         INCOME TAXES. In 2002, the provision for income taxes reflects a 13.6% effective tax rate, compared to a 36.4% tax rate in 2001. The decrease in the effective tax rate is primarily related to a valuation allowance established in 2000 and relieved in 2002, specifically identified with the write-off of our $3.0 million investment in PETsMART.com, which represented a capital loss and required us to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, we provided a valuation allowance in 2000 to reduce our deferred tax asset to a level which, more likely than not, would be realized. In 2002, we completed our short bond transactions (See "Interest Income"), which generated the capital gains necessary to offset these capital losses thereby relieving this valuation allowance.

YEARS ENDED DECEMBER 31, 2001 AND 2000

         NET SALES. Net sales decreased to $112.4 million in 2001 from $115.3 million for 2000, a decrease of $2.9 million, or 2.5%. Of the $2.9 million decrease, $4.6 million was attributable to a 4.4% comparable store sales decrease for the period, and a $0.7 million decrease in our wholesale business, offset by $1.9 million from stores not yet qualifying as comparable stores, and $0.5 million increase in our mail order business.

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

         OTHER INCOME. In 2001, other income resulted from a $0.3 million gain on the sale of PETsMART.com stock. After careful consideration of the internet and capital markets, we wrote-off our entire $3,000,000 investment in PETsMART.com stock at December 31, 2000. Subsequently, in June 2001, a proposal and acceptance occurred whereby we sold this stock for $0.3 million.

         INTEREST INCOME. We had interest income of $39,000 in 2001 compared to $0.3 million of interest income in 2000. The change is due to higher excess cash in 2000, which was invested in short-term interest bearing investments.

         INTEREST EXPENSE. We had interest expense of $1.2 million in 2001, compared to $0.6 million of interest expense in 2000. The change is due to increased average borrowings under the credit agreement throughout 2001, which was partially offset by a reduction in interest rates.

         INCOME TAXES. In 2001, our provision for income taxes reflects a 36.4% effective tax rate, compared to a 59.9% tax rate in 2000. The decrease in the effective tax rate is primarily related to a valuation allowance established in 2000, specifically identified with the write-off of our $3.0 million investment in PETsMART.com, which represents a capital loss and would require us to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, we provided a valuation allowance to reduce our deferred tax asset to a level which, more likely than not, would be realized.

SEASONALITY AND QUARTERLY RESULTS

         We believe our seasonality is somewhat different than many apparel retailers since a significant number of our stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of our annual net sales and profits. In 2002, excluding sales generated by stores not open for all of 2002, substantially all our operating income and approximately 28% and 32% of our net retail sales were generated during the third and fourth quarters, respectively.

         Our quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in comparable store sales, changes in the mix of products sold, customer acceptance of new products, the timing and level of markdowns, competitive factors and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

         During 2002, our primary uses of cash were for income taxes, the build-out of new stores and paying down short-term borrowings under the credit agreement. We satisfied our cash requirements from existing cash balances and short-term borrowings under the credit agreement.

         Cash provided by operating activities was $6.7 million and $4.1 million in 2002 and 2001, respectively. In addition to a $3.8 million net income in 2002 compared to a $2.6 million net income in 2001, the increase in net cash provided during 2002 as compared to 2001 is primarily due to a reduction in inventory purchases, as well as a decrease in cash disbursements for accounts payable, which were partially offset by an increase in cash disbursements for income taxes payable.

         Cash used in investing activities was $1.4 million and $0.8 million during 2002 and 2001, respectively. Cash used in investing activities in 2002 primarily related to 7 new store openings and capital additions to our existing stores. Additionally in 2002, we had an offsetting investment transaction related to the short bond transaction whereby $95.3 million of proceeds from the sale of U.S. Treasury Bonds was offset by $95.4 million used for the repurchase of such bonds. Cash used in investing activities for 2001 primarily related to 16 new store openings, and was offset by proceeds received from the sale of investments, property, and equipment.

         Cash used in financing activities during 2002 and 2001 was $2.2 million and $4.6 million, respectively. In 2002, we paid down $1.8 million of short-term borrowings under the credit agreement and repurchased $0.2 million of common stock. In 2001, we paid down $4.2 million of short-term borrowings and repurchased $0.1 million of common stock.

         In October 2001, we entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is secured by substantially all of our assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants and prohibits the payment of dividends. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of December 31, 2002, we did not have an outstanding balance under this credit agreement. We had $1.1 million of letters of credit outstanding as of December 31, 2002, which expire through December 2003.

         In 2002, our average cost to build a new store, including furniture and fixtures, and leasehold improvements, net of tenant improvement allowances, was approximately $46,000. The average total cost to build new stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and tenant improvement allowances. Our average initial inventory for new stores opened in 2002 was approximately $57,000. Our initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage. We believe cash generated from operations together with borrowings under the credit agreement will be sufficient to fund its operations and planned expansion through 2003.

COMMITMENTS AND OBLIGATIONS

As of December 31, 2002, we had the following obligations:

                                                                Amounts of Commitment Expiration per Period
                                                                -------------------------------------------
                                                 Total
                                                 Amounts        Less than 1
                                                 Committed      year            1 to 3 years   4 to 5 years  Over 5 years
                                               -----------     ------------     ------------   ------------  ------------
Contractual Obligations:
 Operating leases.....................         $45,508,000     $15,090,000       $21,384,000    $9,052,000     $2,982,000

Other Commercial Commitments:
 Letters of credit....................             817,000         817,000               ---            ---           ---
 Standby letters of credit............             315,000         315,000               ---            ---           ---
                                               -----------     -----------       -----------     ----------    ----------

Total Commitments.....................         $46,640,000     $16,222,000       $21,384,000     $9,052,000    $2,982,000
                                               ===========     ===========       ===========     ==========    ==========

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that we recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on our consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We implemented the pronouncement at the beginning of 2002. The adoption of this statement did not have an impact on our consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of this statement will have a significant impact on our consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. We implemented the pronouncement beginning in the first quarter of 2002. The adoption of this statement did not have an impact on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the "communication date" for one-time termination benefits and the contract termination or "cease use date" for contract costs, and will require these liabilities to be measured at fair value. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are reviewing the provisions of this statement but do not expect it to have a significant impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, if pro forma disclosure of fair value amounts is provided. The Company has elected the alternative of continued use of APB Opinion No. 25.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after January 1, 2003. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of this interpretation did not have a impact on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and for the quarter ended September 27, 2003 for all other variable interest entities. We are reviewing the provisions of this Interpretation but do not expect it to have a siginificant impact on our financial statements.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Our most critical estimate relates to projecting future cash flows used in assessing future store operating performance and testing long-lived assets for impairment.

         We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets. We estimate future cash flows at the store level based on historical operating results and anticipated impacts of operational changes. We recorded a write-down of fixed assets for certain retail stores totaling $102,000 and $287,000 in 2002 and 2001, respectively, which is included in selling, marketing and distribution expenses in the consolidated statements of income.

         We make limited use of derivative instruments. On the date we enter into a derivative contract, management designates the derivative as a hedge for the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, we identify the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. We would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the hedged item.

RISK FACTORS

         Investors in the Company should consider the following risk factors as well as the other information contained herein.

         CONTROL BY MAJORITY SHAREHOLDER, SMALL PUBLIC FLOAT, AND LOW TRADING VOLUME OF SHARES. Our Chairman of the Board, Fred Kayne, owns over 50% of Big Dogs outstanding common stock. As a result, Mr. Kayne is able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of our stockholders, including a change in control. In addition, over 80% of our shares are held by Mr. Kayne and other directors, officers or beneficial owners of more than 10%, none of whom have historically traded in the shares on any regular basis. While our shares are currently listed on the NASDAQ National Market System, the average daily trading volume, particularly in recent years, has been very low. Due to all the foregoing, and other factors, there has been and can expect to be significant illiquidity in our shares.

         POSSIBLE CHANGE IN LISTING. We have been informed by the NASDAQ that the market value of our shares deemed "publicly held" has fallen below the threshold required for the National Market, and if that threshold is not met, our shares will be required to be listed on the NASDAQ Small Cap Market or over the counter on the OTCBB. In either case, the liquidity and ease of trading Big Dogs shares will likely decline if they are required to move from the National Market. In order to remain listed on the NASDAQ National Market, our shares must trade above approximately $2.545 for 10 consecutive trading days (giving an implied value of at least $5 million for our 1,964,263 shares deemed to be "publicly held") before May 28, 2003. The NASDAQ does not count as "publicly held" the over 1,000,000 Big Dogs shares held by Fidelity Advisor Strategic Opportunities Fund, though such fund is not affiliated with Big Dogs and does not exercise any control over our Company.

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

         FACTORS AFFECTING STORE TRAFFIC. The large majority of our stores are located in tourist areas, tourist-serving areas and outlet malls, and our sales depend on a high level of traffic in these locations. We, therefore, depend on the ability of these tourist destinations and malls to continue to generate a high volume of consumer traffic in the vicinity of our stores. Outlet mall traffic appears to have declined in recent years. Tourism and therefore, outlet mall traffic, may be adversely affected by domestic and international economic downturns, such as a recession, adverse weather, war or international conflict, acts of terrorism or terrorism alerts, natural disasters, changing consumer preferences, highway or surface street traffic, the closing of high-profile stores near our stores and declines in the desirability of the tourism or shopping environment in a particular tourist destination or mall.

         DEPENDENCE ON KEY PERSONNEL. Our success is significantly dependent on the performance of our key management, particularly Chief Executive Officer, Andrew Feshbach, and Executive Vice President--Merchandising, Doug Nilsen.

         DEPENDENCE ON THIRD-PARTY AND FOREIGN MANUFACTURERS. We do not own or operate any manufacturing facilities and are therefore dependent on third parties for the manufacture of our products. The loss of major suppliers, or the failure of such suppliers to timely deliver our products or to meet our quality standards, could adversely affect our ability to deliver products to our customers in a timely manner.

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

         SUBSTANTIAL COMPETITION. The markets for each of our products are highly competitive. In recent years, the increased consumer shift toward large mass-market and discount retailers has put substantial pricing and competitive pressure on other apparel retailers. We believe our long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices.

         RELIANCE ON INFORMATION SYSTEMS. We rely on various information systems to manage our operations and regularly makes investments to upgrade, enhance or replace such systems. Substantial disruptions affecting our information systems could have an adverse effect on our business.

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

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include the discussions in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the seasonality of business, expected new store openings and costs and inflation risks. Uncertainties to which the foregoing and other aspects of our business may be subject include those discussed below in regard to factors that may affect quarterly results discussed below, the factors affecting the costs of building new stores, and other risks and uncertainties discussed below. All forward-looking statements in this document are based upon information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe we have material exposure to losses from market-rate sensitive instruments. We have not invested in derivative financial instruments. We have a credit agreement with Wells Fargo Retail Finance whereby we may borrow at a floating rate. The credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75%, based on access availability levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." We did not have any outstanding borrowings under this arrangement as of December 31, 2002.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" at Item 15(a) for a listing of the consolidated financial statements filed as part of this report.

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

ITEM 14. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this Annual Report on Form 10-K (the "Evaluation Date"), and believe that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       The financial statements listed in the "Index to Consolidated
                  Financial Statements" at page F-1 are filed as a part of this report.

         2.       Schedule II - Valuation and Qualifying Accounts

                  Schedules other than that referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

         3. Exhibits included or incorporated herein: See "Index to Exhibits."

(b)               Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 27, 2003 on its behalf by the undersigned, thereunto duly authorized.
                                        BIG DOG HOLDINGS, INC.

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

         SIGNATURE                                        TITLE                                  DATE

/s/ANDREW D. FESHBACH                Chief Executive Officer, President and Director          March 27, 2003
---------------------
Andrew D. Feshbach                   (Principal Executive Officer)

/s/ROBERTA J. MORRIS                 Chief Financial Officer, Treasurer and Assistant         March 27, 2003
--------------------
Roberta J. Morris                    Secretary (Principal Financial and Accounting Officer)

/s/FRED KAYNE                        Chairman of the Board                                    March 27, 2003
-------------
Fred Kayne

/s/SKIP R. COOMBER, III              Director                                                 March 27, 2003
-----------------------
Skip R. Coomber, III

/s/STEVEN C. GOOD                    Director                                                 March 27, 2003
-----------------
Steven C. Good

/s/ROBERT H. SCHNELL                 Director                                                 March 27, 2003
--------------------
Robert H. Schnell

/s/DAVID J. WALSH                    Director                                                 March 27, 2003
-----------------
David J. Walsh

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, and 2000



                                                                                                 PAGE

Independent Auditors' Report.................................................................      F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001.................................      F-3

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and
2000.........................................................................................      F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2002, 2001, and 2000.........................................................................      F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and
2000.........................................................................................      F-6

Notes to the Consolidated Financial Statements...............................................      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Big Dog Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Los Angeles, California
March 14, 2003


                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2002            2001
                                                               ----            ----
                                ASSETS (Note 5)
CURRENT ASSETS:
Cash and cash equivalents...............................    $ 6,194,000     $ 3,055,000
Receivables:
 Trade, net.............................................        346,000         450,000
 Other..................................................        113,000         362,000
Inventories (Note 10)...................................     24,808,000      26,777,000
Prepaid expenses and other current assets...............        457,000         473,000
Deferred income taxes (Notes 4 and 6)...................      1,960,000       1,954,000
                                                           ------------    ------------
Total current assets....................................     33,878,000      33,071,000
PROPERTY AND EQUIPMENT, Net (Note 2)....................      5,234,000       6,634,000
INTANGIBLE ASSETS, Net..................................        149,000         173,000
OTHER ASSETS............................................        418,000         429,000
                                                           ------------     -----------
TOTAL...................................................    $39,679,000     $40,307,000
                                                           ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings (Note 5).........................    $       ---     $ 1,767,000
 Accounts payable.......................................      1,935,000       2,923,000
 Income taxes payable (Note 6)..........................        555,000       1,983,000
 Accrued expenses and other current liabilities.........      4,159,000       4,137,000
                                                            -----------     -----------
Total current liabilities...............................      6,649,000      10,810,000
DEFERRED RENT (Note 7)..................................        693,000         683,000
DEFERRED GAIN ON SALE-LEASEBACK (Note 2)................        354,000         406,000
                                                            -----------     -----------
 Total liabilities......................................      7,696,000      11,899,000
                                                            -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 5 and 7)
STOCKHOLDERS' EQUITY (Notes 3 and 8):
Preferred stock, $.01 par value, 3,000,000 share
 authorized, none issued and outstanding................    $       ---    $        ---
Common stock $.01 par value, 30,000,000 shares
 authorized 9,698,284 shares issued at December 31, 2002
 and 2001...............................................         97,000          97,000
Additional paid-in capital..............................     20,510,000      20,510,000
Retained earnings.......................................     18,824,000      15,007,000
Treasury stock, 1,305,636 and 1,233,220 shares December
 31, 2002 and 2001, respectively........................     (7,448,000)     (7,206,000)
                                                            -----------     -----------
Total stockholders' equity..............................     31,983,000      28,408,000
                                                            -----------     -----------
TOTAL...................................................    $39,679,000     $40,307,000
                                                            ===========     ===========

                 See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                          2002             2001              2000
                                                                          ----             ----              ----
NET SALES (Note 3)...........................................        $ 108,756,000    $ 112,369,000      $ 115,280,000
COST OF GOODS SOLD (Note 10).................................           46,970,000       49,154,000         48,836,000
                                                                     -------------    -------------      -------------
GROSS PROFIT.................................................           61,786,000       63,215,000         66,444,000
                                                                     -------------    -------------      -------------
OPERATING EXPENSES:
 Selling, marketing and distribution.........................           51,528,000       52,660,000         53,176,000
 General and administrative..................................            5,252,000        5,618,000          5,394,000
                                                                     -------------    -------------      -------------
  Total operating expenses...................................           56,780,000       58,278,000         58,570,000
                                                                     -------------    -------------      -------------

INCOME FROM OPERATIONS.......................................            5,006,000        4,937,000          7,874,000

WRITE-OFF OF IMPAIRED ASSET (Note 3).........................                  ---              ---          3,000,000

OTHER INCOME (Note 3)........................................                  ---         (334,000)              ---

INTEREST INCOME (Note 4).....................................           (3,175,000)         (39,000)          (258,000)

INTEREST EXPENSE (Notes 4 and 5).............................            3,761,000        1,158,000            596,000
                                                                     -------------    -------------     --------------

INCOME BEFORE PROVISION FOR INCOME TAXES.....................            4,420,000        4,152,000          4,536,000

PROVISION FOR INCOME TAXES (Notes 4 and 6)...................              603,000        1,512,000          2,719,000
                                                                    --------------    -------------     --------------

NET INCOME...................................................         $  3,817,000     $  2,640,000     $    1,817,000
                                                                      ============     ============     ==============

NET INCOME PER SHARE
 BASIC AND DILUTED...........................................         $       0.45     $       0.31      $       0.17
                                                                      ============     ============      ============

                 See notes to consolidated financial statements.




                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           NOTES
                                                                                                           RECEIVABLE
                                                                                                           FROM
                                    COMMON STOCK       ADDITIONAL                  TREASURY STOCK          COMMON
                                    ------------        PAID-IN     RETAINED       --------------          STOCK-
                                SHARES       AMOUNT     CAPITAL     EARNINGS     SHARES       AMOUNT       HOLDERS      TOTAL
                                ------       ------     -------     --------     ------       ------       -------      -----
BALANCE,
JANUARY 1, 2000..............  13,183,550  $ 132,000  $42,417,000  $11,750,000  1,183,200  $(7,006,000)  $(633,000)  $46,660,000

Cash dividend paid...........         ---        ---          ---   (1,200,000)       ---          ---         ---    (1,200,000)
Repurchased and retired
 common stock (Note 8).......  (3,505,166)   (35,000) (21,969,000)         ---        ---          ---         ---   (22,004,000)
Repurchased common
 stock (Note 8)..............         ---        ---          ---          ---     19,000      (74,000)        ---       (74,000)
Options exercised............       7,900        ---       27,000          ---        ---          ---         ---        27,000
Collection of notes
 receivable..................         ---        ---          ---          ---        ---          ---     633,000       633,000
Net income...................         ---        ---          ---    1,817,000        ---          ---         ---     1,817,000
                                ---------  ---------   ----------   ----------  ---------   ----------   ---------   -----------
BALANCE,
DECEMBER 31, 2000............   9,686,284     97,000   20,475,000   12,367,000  1,202,200   (7,080,000)        ---    25,859,000

Repurchased common
 stock (Note 8)..............         ---        ---          ---          ---     31,020     (126,000)        ---      (126,000)
Warrants exercised...........      12,000        ---       35,000          ---        ---          ---         ---        35,000
Net income...................         ---        ---          ---    2,640,000        ---          ---         ---     2,640,000
                                ---------  ---------   ----------   ----------  ---------   ----------   ---------   -----------
BALANCE,
DECEMBER 31, 2001............   9,698,284      97,000  20,510,000   15,007,000  1,233,220   (7,206,000)        ---    28,408,000

Repurchase Common
 stock (Note 8)..............         ---         ---         ---          ---     72,416     (242,000)        ---      (242,000)
Net income...................         ---         ---         ---    3,817,000        ---          ---         ---     3,817,000
                                ---------  ----------  ----------   ----------  ---------  -----------   ---------   -----------
BALANCE,
DECEMBER 31, 2002............   9,698,284  $   97,000 $20,510,000  $18,824,000  1,305,636  $(7,448,000)  $     ---   $31,983,000
                                =========  ========== ===========  ===========  =========  ===========   =========   ===========







                 See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,

                                                                                 2002           2001            2000
                                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................  $ 3,817,000     $ 2,640,000    $ 1,817,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................    2,619,000       3,460,000      4,029,000
  Amortization of deferred financing fees..................................      153,000         136,000         13,000
  Provision for losses on receivables......................................       68,000         473,000         33,000
  Loss (gain) on disposition of property and equipment.....................       21,000         (74,000)       221,000
  Loss on sale of U.S. Treasury Bonds......................................      115,000             ---            ---
  Write-off of impaired asset - fixed assets...............................      102,000         287,000        359,000
  Write-off of impaired asset - PETsMART.com investment....................          ---             ---      3,000,000
  Gain on sale of PETsMART.com investment..................................          ---        (334,000)           ---
  Deferred income taxes....................................................       (6,000)       (525,000)      (554,000)
  Changes in operating assets and liabilities:
   Receivables.............................................................      285,000        (746,000)       397,000
   Inventories.............................................................    1,969,000         (18,000)    (6,809,000)
   Prepaid expenses and other current assets...............................       16,000          76,000        558,000
   Accounts payable........................................................     (988,000)     (1,630,000)     1,142,000
   Income taxes payable....................................................   (1,428,000)        157,000         58,000
   Accrued expenses and other current liabilities..........................       22,000         417,000        536,000
   Deferred rent...........................................................       10,000        (180,000)       (15,000)
   Deferred gain on sale-leaseback.........................................      (52,000)        (53,000)       (53,000)
                                                                             -----------      ----------    -----------
    Net cash provided by operating activities..............................    6,723,000       4,086,000      4,732,000
                                                                             -----------      ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures......................................................   (1,299,000)     (1,374,000)    (1,769,000)
 Proceeds from sale of U.S. Treasury Bonds.................................   95,269,000             ---            ---
 Repurchase of U.S. Treasury Bonds.........................................  (95,384,000)            ---            ---
 Proceeds from sale of PETsMART.com investment.............................          ---         334,000            ---
 Purchase of PETsMART.com investment.......................................          ---             ---       (100,000)
 Proceeds from sale of property and equipment..............................       16,000         177,000        157,000
 Principal repayments of notes receivable..................................       16,000         107,000        119,000
 Issuance of long-term notes receivable....................................          ---             ---        (20,000)
 Other.....................................................................      (43,000)        (68,000)        75,000
                                                                             -----------      ----------    -----------
    Net cash used in investing activities..................................   (1,425,000)       (824,000)    (1,538,000)
                                                                             -----------      ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings, net................................................   (1,767,000)     (4,233,000)     6,000,000
 Repurchase and retirement of common stock.................................          ---             ---    (22,004,000)
 Repurchase of common stock................................................     (242,000)       (126,000)       (74,000)
 Payment of deferred financing fees........................................     (150,000)       (259,000)      (125,000)
 Proceeds from exercise of options.........................................          ---             ---         27,000
 Proceeds from exercise of warrants........................................          ---          35,000            ---
 Principal repayments of notes receivable..................................          ---             ---        633,000
 Dividends paid............................................................          ---             ---     (1,200,000)
                                                                            ------------      ----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................    3,139,000      (1,321,000)   (13,549,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................    3,055,000       4,376,000     17,925,000
                                                                            -------------   -------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR..................................... $  6,194,000    $  3,055,000   $  4,376,000
                                                                            ============    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest.................................................................  $  3,617,000    $  1,049,000  $    532,000
  Income taxes.............................................................  $  2,037,000    $  1,880,000  $  3,213,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         In April 2000, the Company purchased $520,000 of PETsMART.com Series D preferred stock from certain officers and other individuals of the Company in exchange for cash of $100,000 and redemption of notes receivable from such officers and others.



                 See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

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

INTANGIBLE ASSETS

         Intangible assets are stated at cost, less accumulated amortization, and amortized using the straight-line method over five years. Accumulated amortization was $823,000 and $764,000 at December 31, 2002 and 2001, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets. The Company recorded write-downs of fixed assets for certain retail stores totaling $102,000 and $287,000 in 2002 and 2001, respectively, which are included in selling, marketing and distribution expenses in the consolidated statements of income.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

         The Company makes limited use of derivative instruments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge for the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The company formally measures

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the hedged item.

REVENUE RECOGNITION

         Substantially all of the Company's revenues are generated by its retail operations, which are recognized at the time of sale. The Company also generates revenues through its wholesale, internet and mail order catalog operations, which are recognized at the time of shipment.

STORE PREOPENING EXPENSES

         The Company expenses store preopening costs as incurred, which totaled $121,000, $200,000 and $321,000, in 2002, 2001, and 2000, respectively.

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

         The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                                      2002           2001          2000
                                                                      ----           ----          ----
Net income....................................................     $  3,817,000    $  2,640,000   $ 1,817,000
                                                                   ============    ============   ===========
Basic Weighted Average Shares:
 Weighted average number of shares outstanding................        8,409,000       8,456,000    10,808,000
Effect of Dilutive Securities:
 Options and warrants.........................................              ---          21,000        98,000
                                                                   ------------    ------------   -----------
Diluted Weighted Average Shares:
 Weighted average number of shares outstanding and
 Common share equivalents.....................................        8,409,000       8,477,000    10,906,000
                                                                    ===========    ============   ===========

Antidilutive options and warrants.............................        1,683,000       1,341,000       940,000

         Antidilutive options consist of the weighted average of stock options for the respective years that had an exercise price greater than the average market price during the year. Such options are therefore excluded from the computation of diluted shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, if pro forma disclosure of fair value amounts is provided. The Company has elected the alternative of continued use of APB Opinion No. 25.

    Had compensation cost for the Company's stock option plan been determined based on their fair value at the grant date for options granted in 2002, 2001, and 2000 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                         2002              2001          2000
                                                                         ----              ----          ----
Net income:
 As reported.....................................................      $ 3,817,000      $ 2,640,000    $ 1,817,000
 Pro forma.......................................................        2,823,000        2,008,000      1,414,000
Net income per share:
 As reported:
 Basic and diluted...............................................      $      0.45      $      0.31    $      0.17
 Pro forma:
 Basic and diluted...............................................      $      0.34      $      0.24    $      0.13



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

CONCENTRATION OF CREDIT RISK

    The Company has $4,969,000 of cash on deposit with two different high credit quality financial institutions in excess of the Federal Deposit Insurance Corporation limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of receivables, accounts payable and short-term borrowings approximate their carrying values because of the short-term maturity of these instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company implemented the pronouncement at the beginning of 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a significant impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion No.30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The
Company implemented the pronouncement beginning in the first quarter of fiscal year 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the "communication date" for one-time termination benefits and the contract termination or "cease use date" for contract costs, and will require these liabilities to be measured at fair value. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are reviewing the provisions of this statement but do not expect it to have a significant impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148. SFAS No. 123, as amended by SFAS No. 148, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in APB Opinion No. 25 if pro forma disclosure of fair value amounts is provided. The Company has elected the alternative of continued use of APB Opinion No. 25.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after January 1, 2003. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of this interpretation did not have a impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and for the quarter ended September 27, 2003 for all other variable interest entities. The Company is reviewing the provisions of this Interpretation but does not expect it to have a significant impact on the Company's financial statements.

RECLASSIFICATIONS

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

2. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                            DECEMBER 31,
                                                                         2002            2001
         Leasehold improvements.............................         $ 7,853,000     $ 7,886,000
         Equipment and fixtures.............................          18,281,000      17,558,000
                                                                      ----------      ----------

                                                                      26,134,000      25,444,000

         Less accumulated depreciation and amortization.....          20,900,000      18,810,000
                                                                      ----------      ----------
         Property and equipment, net........................         $ 5,234,000     $ 6,634,000
                                                                     ===========     ===========

         Depreciation and amortization expense of property and equipment totaled $2,560,000, $3,422,000 and $3,997,000 in 2002, 2001 and 2000, respectively.

         In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1,600,000. In August 1999, the Company sold this building for $2,119,000 and simultaneously entered into a 10-year lease. The $527,000 gain related to the sale of this building is being deferred over the life of the lease.

3. INVESTMENT IN PETsMART.COM

         In 1999, the Company purchased $2,500,000 of Series D preferred stock and entered into a strategic relationship agreement and related agreements with PETsMART.com, Inc. In conjunction with this investment, the Company also made loans totaling $400,000 to certain officers and other individuals of the Company to finance their purchase of the Series D preferred stock of PETsMART.com. Such secured notes bore interest at 9% per annum, payable annually with principal due in October 2003.

         In April 2000, the Company purchased $520,000 of PETsMART.com Series D preferred stock from certain officers and other individuals of the Company in exchange for cash and the related notes.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

3. INVESTMENT IN PETsMART.COM (continued)

         As of December 2000, no public offering for PETsMART.com had occurred and it was unlikely this event would occur in the foreseeable future. Additionally, in December 2000, PETsMART.com restructured its ownership and diluted the Company's ownership position significantly. After careful consideration of the internet and capital markets, the Company wrote off the entire $3,000,000 investment at December 31, 2000. In June 2001, the Company sold its investment in PETsMART.com for a gain of $334,000, which is included in Other Income in the consolidated statements of income.

4. SHORT BOND TRANSACTIONS

         During July 2002, the Company entered into two transactions relating to the short-sale and repurchase of $95,384,000 of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95,384,000 of U. S. Treasury Securities, matured on November 15, 2002. In the second transaction, the Company repurchased $95,384,000 of U. S. Treasury Securities on November 15, 2002. As of December 31, 2002, the Company had recorded interest income of $3,172,000 and interest expense of $3,288,000 related to these transactions. The net loss related to these transactions totaled $115,000. As a result of the transactions, the Company released $1,050,000 of its deferred tax valuation allowance, as it was able to utilize the capital losses.

5. SHORT-TERM BORROWINGS

         In October 2001, the Company entered into a $30,000,000 three-year line of credit with Wells Fargo Retail Finance. This credit agreement is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance of financial, affirmative and negative covenants and prohibits the payment of dividends. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of December 31, 2002, the Company did not have an outstanding balance under this credit agreement. As of December 31, 2001, the Company had $1,767,000 outstanding. The Company had $1,132,000 of letters of credit outstanding as of December 31, 2002, which expire through December 2003 and $703,000 of letters of credit outstanding as of December 31, 2001, which expired through April 2002.

6. INCOME TAXES

         The provision for income taxes consists of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                               2002          2001           2000
                                                               ----          ----           ----
        Current:
            Federal......................................   $   510,000    $ 1,707,000   $ 2,818,000
            State........................................        99,000        330,000       455,000
                                                           -------------  ------------- ------------
        Total............................................       609,000      2,037,000     3,273,000
                                                           ------------    ------------  -----------
        Deferred:
            Federal......................................       (36,000)      (442,000)     (417,000)
            State........................................        30,000        (83,000)     (137,000)
                                                           ------------    -----------   -----------
        Total............................................        (6,000)      (525,000)     (554,000)
                                                           ------------    -----------   -----------
        Total income tax provision.......................  $    603,000    $ 1,512,000   $ 2,719,000
                                                           ============    ===========   ===========

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES (continued)

         The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                               2002          2001           2000
                                                               ----          ----           ----
        Federal statutory income tax rate................       34.0%          34.0%         34.0%
        State taxes, net of federal benefit..............        3.6            3.6           3.6
        Valuation allowance..............................      (23.8)           0.0          24.9
        Other, net.......................................       (0.2)          (1.2)         (2.6)
                                                              ------          -----        -------
        Total............................................       13.6%          36.4%         59.9%
                                                                ====           ====          ====

         Significant components of the Company's net deferred income tax assets are as follows:

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                               2002           2001
                                                                               ----           ----
        Deferred income tax assets:
            Allowance for doubtful receivables and sales returns.......   $    79,000   $    232,000
            Accrued vacation...........................................        92,000         82,000
            Write-off of impaired asset ...............................           ---      1,103,000
            Inventory uniform capitalization...........................       548,000        591,000
            Depreciation...............................................       547,000        327,000
            Intangible assets..........................................       146,000        148,000
            Deferred rent..............................................       274,000        270,000
            Deferred gain on sale of building..........................       140,000        161,000
            Reserve liabilities........................................       378,000        234,000
                                                                          -----------    -----------
        Total gross deferred income tax assets........................      2,204,000      3,148,000
        Less valuation allowance......................................            ---      1,050,000
                                                                          -----------    -----------
        Total deferred income tax assets..............................      2,204,000      2,098,000
                                                                          -----------    -----------
        Deferred income tax liabilities:
            Prepaid expenses...........................................       (91,000)       (98,000)
            State Income taxes.........................................      (153,000)       (46,000)
                                                                          -----------    -----------
        Total deferred income tax liabilities.........................       (244,000)      (144,000)
                                                                          -----------    -----------

        Deferred income tax asset.....................................    $ 1,960,000    $ 1,954,000
                                                                          ===========    ===========

         The valuation allowance in 2001 was specifically identified with the $3,000,000 write-off of its investment in PETsMART.com, which represented a capital loss and required the Company to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, the Company provided a valuation allowance in 2000 to reduce the deferred tax asset to an amount which, more likely than not, would be realized. In 2002, the Company completed two short bond transactions (See Note 4). As a result of the transactions, the Company released $1,050,000 of its deferred tax valuation allowance, as it was able to utilize the capital losses.

7. COMMITMENTS AND CONTINGENCIES

LEASES
         The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES (continued)

YEARS ENDING DECEMBER 31,
-------------------------
                  2003............................................................     $ 15,090,000
                  2004............................................................       12,556,000
                  2005............................................................        8,828,000
                  2006............................................................        5,751,000
                  2007............................................................        3,301,000
                  Thereafter......................................................        2,982,000
                                                                                        -----------

                  Total...........................................................     $ 48,508,000
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

         Rent expense for 2002, 2001 and 2000, totaled $16,711,000 $16,460,000 and $16,873,000, respectively, and includes contingent rentals of $345,000, $475,000 and $392,000, for 2002, 2001, and 2000, respectively.

LITIGATION

         The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operation or financial condition.

8. STOCKHOLDERS' EQUITY

COMMON STOCK

         In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,305,636 shares totaling $7,448,000 as of December 31, 2002 and repurchased 1,233,220 shares totaling $7,206,000 as of December 31, 2001.

         As of December 31, 2002 and 2001, there were no unexercised warrants outstanding. As of December 31, 2000, there were 193,000 unexercised warrants to purchase common stock at exercise prices ranging between $10 and $3 per share.

         On July 31, 2000, the Company announced that its Board of Directors authorized the Company to purchase by tender offer and retire up to 3,500,000 shares of the Company's common stock at $6.25 per share, which represented approximately 29% of the outstanding shares. The tender offer commenced on August 2, 2000 and expired on August 30, 2000. The tender offer was fully subscribed and the Company funded the total repurchase price of $22,004,000 on September 1, 2000 from available cash and borrowings under its credit agreement. Upon redemption of the tendered shares, the Company retired the shares by reducing common stock by $35,000 and additional paid-in capital by $21,969,000.

         The Company's credit agreement prohibits the payment of dividends. The Company did not pay a dividend in 2002 and 2001, and does not expect to pay dividends in the future.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (continued)

STOCK OPTIONS

         In August 1997, the Company adopted the 1997 Performance Award Plan to attract, reward and retain officers and employees. The maximum number of shares reserved for issuance under this plan was 1,000,000. In February 1998, the Company amended the 1997 Performance Award Plan (the "Plan") to increase the maximum number of shares reserved for issuance under the Plan to 2,000,000. The Company amended the Plan again in April 2002 to increase the maximum number of shares reserved for issuance under the Plan to 3,000,000. Awards under this plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, stock bonuses, or cash bonuses based upon performance.

The following summarizes stock option activity for the periods presented:

                                                                                     WEIGHTED-
                                                               NUMBER                 AVERAGE
                                                              OF SHARES            EXERCISE PRICE
                                                              ---------            --------------
Balance at January 1, 2000...........................       1,195,450                  6.27

 Options granted ....................................          76,500                  5.76
 Options exercised...................................          (7,900)                (3.50)
 Options cancelled...................................        (343,800)                (6.66)
                                                            ---------
Balance at December 31, 2000                                  920,250                  6.10

  Options granted....................................         820,000                  4.52
  Options cancelled..................................         (76,000)                (5.69)
                                                            ---------
Balance at December 31, 2001.........................       1,664,250                  5.34

  Options granted....................................          94,500                  3.73
  Options cancelled..................................         (76,500)                (5.89)
                                                            ---------
Balance at December 31, 2002.........................       1,682,250                  5.23
                                                            =========

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                                              OPTIONS
                                           OPTIONS OUTSTANDING                              EXERCISABLE
                                -------------------------------------------------        ----------------------
                                                   WEIGHTED-
                                                    AVERAGE              WEIGHTED-                     WEIGHTED-
          RANGE OF             OPTIONS             REMAINING             AVERAGE         OPTIONS        AVERAGE
          EXERCISE               OUT-             CONTRACTUAL            EXERCISE        EXERCIS-       EXERCISE
           PRICES              STANDING              LIFE                 PRICE           ABLE            PRICE
           ------            -----------             ----                 -----           ----            -----
        $3.50 - 3.60           264,000             6.9 years             $ 3.51          150,700         $ 3.50
         4.00 - 4.63           748,500             8.1 years               4.26          153,100           4.27
         5.00 - 6.50           498,750             5.6 years               6.29          368,000           6.26
            8.00                85,000             5.7 years               8.00           29,000           8.00
       10.00 - 14.00            86,000             5.6 years              10.05            3,500          11.14
                             ---------                                                ----------
        3.50 - 14.00         1,682,250             6.9 years               5.23          704,300           5.33
                             =========                                                  ========

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (continued)

         The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         The weighted average fair values of the options granted were $3.18, $3.07, and $4.21 during 2002, 2001, and 2000, respectively. The fair value of stock-based awards to employees is calculated through the use of an option pricing model, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: expected volatility of 224%, 200%, and 215%; risk-free interest rates of 5.4%, 5.2%, and 6.4%,; expected lives of 10.0, 10.0, and 10.0 years; no dividend in 2002 and 2001 and $0.10 per share cash dividend in 2000.

9. EMPLOYEE BENEFIT PLAN

         The Company has a Retirement Savings Plan (the "Plan"), a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to substantially all of the Company's employees. Prior to November 2000, the Plan did not provide for an employer matching contribution. The Company amended the Plan in November 2000 to match each dollar deferred up to 3% of compensation, which is limited to $1,000 annually, per participant. Participants vest in the Company's contribution at varying rates of 0% to 25% per year over six years. The Company contributed approximately $167,000, $139,000 and $29,000 in 2002, 2001 and 2000, respectively.

10. RELATED PARTY TRANSACTIONS

         Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $250,000 and $474,000 in 2001 and 2000, respectively. There were no purchases made in 2002.


                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. QUARTERLY FINANCIAL DATA (unaudited)

                                                                     FIRST       SECOND       THIRD      FOURTH
                                                                    QUARTER      QUARTER     QUARTER     QUARTER
                                                                    -------      -------     -------     -------
                                                                          (in thousands, except per share)
   Year ended December 31, 2002
   Net Sales......................................................   $17,546     $25,763     $30,114     $35,333
   Gross profit...................................................     9,266      15,008      17,417      20,095
   Selling, marketing and distribution expenses...................    11,836      12,342      13,117      14,233
   General and administrative expenses............................     1,224       1,227       1,289       1,512
   Total operating expenses.......................................    13,060      13,569      14,406      15,745
   (Loss) income from operations..................................    (3,794)      1,439       3,011       4,350
   Net (loss) income..............................................    (2,383)        793       1,736       3,671
   Net (loss) income per share
    Basic and diluted.............................................   $ (0.28)    $  0.09     $  0.21     $  0.44
   Weighted average shares outstanding
   Basic..........................................................     8,460       8,393       8,393       8,393
   Diluted........................................................     8,460       8,404       8,393       8,393

   Year ended December 31, 2001:
   Net Sales......................................................   $16,986     $25,194     $30,204     $39,985
   Gross profit...................................................     9,106      14,431      17,320      22,358
   Selling, marketing and distribution expenses...................    12,172      13,185      12,720      14,583
   General and administrative expenses............................     1,223       1,549       1,181       1,665
   Total operating expenses.......................................    13,395      14,734      13,901      16,248
   (Loss) income from operations..................................    (4,289)       (303)      3,419       6,110
   Net (loss) income..............................................    (2,786)       (144)      1,875       3,695
   Net (loss) income per share
    Basic and diluted.............................................   $ (0.33)    $ (0.02)    $  0.22     $  0.44
   Weighted average shares outstanding
   Basic..........................................................     8,459       8,453       8,453       8,461
   Diluted........................................................     8,459       8,453       8,462       8,461


  Chief Executive Officer Certification

I, Andrew D. Feshbach, President and Chief Executive Officer of Big Dog Holdings, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Big Dog Holdings, Inc., (the "Registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the a Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect a the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 27, 2003

                                       By /s/ANDREW D. FESHBACH
                                       ----------------------------
                                          Andrew D. Feshbach
                                          Chief Executive Officer and President

                      Chief Financial Officer Certification

I, Roberta J. Morris, Chief Financial Officer of Big Dog Holdings, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Big Dog Holdings, Inc., (the "Registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the a Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect a the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 27, 2003

                                                   By /s/ROBERTA J. MORRIS
                                                   ----------------------------
                                                       Roberta J. Morris
                                                       Chief Financial Officer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002


                                                                Additions
                                                                ---------
                                                 Balance at     Charged to      Write-offs,
                                                 ----------     ----------      -----------
                                                 Beginning of   Costs and       Net of         Balance at
                                                 ------------   ---------       ------         ----------
                                                 Year           Expense         Recoveries     End of Year
                                                 ----           -------         ----------     -----------
Year ended December 31, 2000
Reserves and allowances deducted from
asset accounts:
Allowance for uncollectable accounts
receivable.............................          $ 91,000      $  33,000         $(7,000)        $ 117,000


Year ended December 31, 2001
Reserves and allowances deducted from
asset accounts:
Allowance for uncollectable accounts
receivable..............................        $ 117,000      $ 473,000         $(2,000)        $ 588,000


Year ended December 31, 2002
Reserves and allowances deducted from
asset accounts:
Allowance for uncollectable accounts
receivable..............................        $ 588,000      $  68,000      $ (455,000)        $ 201,000

                               INDEX TO EXHIBITS

Exhibit No.           Description
   3.1              Amended and Restated Certificate of Incorpration (1)
   3.1A             Certificate of Correction (1)
   3.2              Amended and Reinstated Bylaws (2)
   4.1              Reference is hereby made to Exhibits 3.1, 3.1A, and 3.2
   4.2              Specimen Stock Certificate (1)
  10.1              Loan and Security Agreement among Big Dog Holdings, Inc.,
                    Big Dog USA, Inc. and CSI Acquistion Corporation as
                    borrowers and Wells Fargo Retail Finance LLC as lender
                    dated October 23, 2001 (3)
  10.10             Amended and Restated 1997 Performance Award Plan (5)
  10.10A            Form of Employee Nonqualified 1997 Performance Award
                         Plan (1)
  10.10B            Terms and Conditions for Non-Qualified Options
                         Granted under the Amended and Restated 1997
                         Performance Award Plan (4)
  10.10C            From of Eligible Director Non-Qualified Stock Option
                         Agreement (4)
  10.11             Lease between Big Dog USA, Inc. and The Prudential
                         Insurance Company of America dated November 4,
                         1997 (2)
  10.12             Lease Agreement between Big Dog Holdings, Inc. and
                         S.V.B. Properties dated as of June 1, 1994, as amended by Lease Agreement dated as of December 1, 1994, Second Lease Amendment dated as of March 1, 1996, Third Lease Amendment between
                         Big Dog Holdings and Freeland Realty LLC dated as of July 22, 1996, (1) and Fourth Lease Amendment dated December 18, 1998 (4)
  10.14             Form of Idemnification Agreement (1)
  21.1              List of Subsidiaries of Big Dog Holdings, Inc. (6)
  23.1              Independent Auditors' Consent
  24.1              Power of Attorney (included in signature page)
  99.1              Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. Section 1350,
                         as Adopted Pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002
  99.2              Certification of Chief Financial Officer Pursuant
                         to 18 U.S.C. Section 1350, as Adopted
                         Pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company's S-1 Registration Statement (No. 333-33027), as amended, which became effective September 25, 1997.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 14, 2001.

(4)  Incorporated by reference from the Company's Schedule TO filed July 31,
     2000.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001.