Form 10-Q
period 2003-03-31
BIG DOG HOLDINGS INC
filed 2003-05-14
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       or

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

         __X_Yes                                     ___ No


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 1, 2003 was 8,320,232 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        NO.
                                                                        ----

PART 1.          FINANCIAL INFORMATION (Unaudited).........................3

ITEM 1:          FINANCIAL STATEMENTS (Unaudited)

                 CONSOLIDATED BALANCE SHEETS
                 March 31, 2003 and December 31,2002.......................3

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended March 31, 2003 and 2002................4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended March 31, 2003 and 2002................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................6

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.......................8

ITEM 3:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK..............................................10

ITEM 4:          CONTROLS AND PROCEEDURES.................................10

PART II.         OTHER INFORMATION........................................11

ITEM 1:          LEGAL PROCEEDINGS........................................11

ITEM 2:          CHANGES IN SECURITIES....................................11

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES..........................11

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......11

ITEM 5:          OTHER INFORMATION........................................11

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K.........................11

SIGNATURES      ..........................................................12

SECTION 302 CERTIFICATIONS................................................13

PART 1.  .........FINANCIAL INFORMATION
ITEM 1:  .........FINANCIAL STATEMENTS

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,           December 31,
                                                                              2003                 2002
                                                                        ------------------    -----------------
                                                                           (Unaudited)
                                 ASSETS (Note 2)
CURRENT ASSETS:
   Cash and cash equivalents........................................         $ 1,143,000           $ 6,194,000
   Accounts receivable, net.........................................             168,000               459,000
   Inventories......................................................          29,797,000            24,808,000
   Prepaid expenses and other current assets........................             949,000               457,000
   Deferred income taxes............................................           3,728,000             1,960,000
                                                                        ------------------    ------------------
     Total current assets...........................................          35,785,000            33,878,000
PROPERTY AND EQUIPMENT, Net.........................................           4,886,000             5,234,000
INTANGIBLE ASSETS, Net..............................................             135,000               149,000
OTHER ASSETS........................................................             381,000               418,000
                                                                        ------------------    ------------------
TOTAL...............................................................         $41,187,000          $ 39,679,000
                                                                        ==================    ==================


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings............................................         $ 2,637,000            $      ---
   Accounts payable.................................................           5,742,000             1,935,000
   Income taxes payable.............................................              14,000               555,000
   Accrued expenses and other current liabilities...................           2,568,000             4,159,000
                                                                        ------------------    ------------------
     Total current liabilities......................................          10,961,000             6,649,000
DEFERRED RENT.......................................................             653,000               693,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             340,000               354,000
                                                                        ------------------    ------------------
   Total liabilities................................................          11,954,000             7,696,000
                                                                        ------------------    ------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value, 3,000,000 shares authorized, none
     issued and outstanding.........................................         $       ---             $     ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,698,284 issued at March 31, 2003 and December 31, 2002.......              97,000                97,000
   Additional paid-in capital.......................................          20,510,000            20,510,000
   Retained earnings................................................          16,074,000            18,824,000
   Treasury stock, 1,305,636 shares at March 31, 2003 and December 31,
     2002...........................................................          (7,448,000)           (7,448,000)
                                                                        ------------------    ------------------
     Total stockholders' equity.....................................          29,233,000            31,983,000
                                                                        ------------------    ------------------
TOTAL...............................................................        $ 41,187,000          $ 39,679,000
                                                                        ==================    ==================

                  See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2003                 2002
                                                                  -----------------    -----------------
NET SALES....................................................     $     15,354,000       $    17,546,000
COST OF GOODS SOLD...........................................            7,251,000             8,280,000
                                                                  -----------------    -----------------
GROSS PROFIT.................................................            8,103,000             9,266,000
                                                                  -----------------    -----------------

OPERATING EXPENSES:
     Selling, marketing and distribution......................          11,311,000           11,836,000
     General and administrative...............................           1,201,000            1,224,000
                                                                  -----------------    -----------------
         Total operating expenses.............................          12,512,000           13,060,000
                                                                  -----------------    -----------------

LOSS FROM OPERATIONS..........................................          (4,409,000)          (3,794,000)
INTEREST EXPENSE, NET.........................................              62,000               81,000
                                                                  -----------------    -----------------

LOSS BEFORE BENEFIT FROM INCOME TAXES.........................          (4,471,000)          (3,875,000)
BENEFIT FROM INCOME TAXES.....................................          (1,721,000)          (1,492,000)
                                                                  -----------------    -----------------
NET LOSS......................................................    $     (2,750,000)       $  (2,383,000)
                                                                  =================    =================

NET LOSS PER SHARE
  BASIC AND DILUTED...........................................    $          (0.33)       $       (0.28)
                                                                  =================    =================


WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED.........................................              8,393,000            8,460,000
                                                                  =================    =================

              See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                               --------------------------------------
                                                                                    2003                 2002
                                                                               ----------------    ------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss...........................................................   $ (2,750,000)         $ (2,383,000)
          Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation and amortization...................................        571,000               666,000
             Amortization of deferred financing fees.........................         38,000                35,000
             Provision for losses on receivables.............................         13,000                 8,000
             Loss on disposition of property and equipment...................          8,000                   ---
             Deferred income taxes...........................................     (1,768,000)           (1,522,000)
             Changes in operating assets and liabilities:
                   Receivables...............................................        278,000               238,000
                   Inventories................................................    (4,989,000)           (3,667,000)
                   Prepaid expenses and other assets..........................      (492,000)             (284,000)
                   Accounts payable...........................................     3,807,000               512,000
                   Income taxes payable.......................................      (541,000)           (1,983,000)
                   Accrued expenses and other current liabilities.............    (1,591,000)           (1,879,000)
                   Deferred rent..............................................       (40,000)               67,000
                   Deferred gain on sale-leaseback............................       (14,000)              (13,000)
                                                                               ----------------    ------------------
                      Net cash used in operating activities...................    (7,470,000)          (10,205,000)
                                                                               ----------------    ------------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures.................................................      (213,000)             (189,000)
         Other................................................................        (5,000)               (9,000)
                                                                                ----------------    ------------------
                  Net cash used in investing activities.......................      (218,000)             (198,000)
                                                                                ----------------    ------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
          Short-term borrowings, net..........................................     2,637,000             8,346,000
          Repurchase of common stock..........................................          ----              (242,000)
                                                                                ----------------     -----------------
            Net cash provided by financing activities.........................     2,637,000             8,104,000
                                                                                ----------------    ------------------
     NET DECREASE IN CASH.....................................................    (5,051,000)           (2,299,000)
     CASH, BEGINNING OF PERIOD................................................     6,194,000             3,055,000
                                                                               -----------------    ------------------
     CASH, END OF PERIOD......................................................  $  1,143,000       $       756,000
                                                                                ================   ===================

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for:
              Interest........................................................  $     25,000        $        52,000
              Income taxes....................................................  $    588,000        $     2,013,000


               See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1. Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2. Accounting for Stock-Based Compensation

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

        The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                            2003                2002
                                                                      ----------------    ------------------
       Net loss:
        As reported.................................................   $ (2,750,000)         $(2,383,000)
        Pro forma...................................................     (2,913,000)          (2,560,000)
       Net loss per share:
        As reported:
        Basic and diluted...........................................   $      (0.33)         $     (0.28)
        Pro forma:
        Basic and diluted...........................................   $      (0.35)         $     (0.30)

NOTE 3. Short-term Borrowings

        In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo RetaiL Finance. This facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of March 31, 2003, the Company had $2.6 million outstanding under this credit agreement.
Additionally, the Company had $0.6 million of letters of credit outstanding as of March 31, 2003. The letters of credit expire through December 2003.

NOTE 4. Stockholder's Equity

        In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of March 31, 2003, the Company has repurchased 1,305,636 shares totaling $7,448,000. In April 2003, the Company repurchased 72,416 shares of common stock totaling $174,000.

NOTE 5. No Change in Listing

         The Company was informed by the NASDAQ that the Company's shares of common stock could be listed on the NASDAQ Small Cap Market or over the counter on the OTCBB, rather than on the National Market, unless they traded above a certain price for a designated period. The Company's shares have now met that requirement and will therefore remain listed on the NASDAQ National Market.

NOTE 6. Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The Company implemented the pronouncement beginning in the first quarter of fiscal year 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the "communication date" for one-time termination benefits and the contract termination or "cease use date" for contract costs, and will require these liabilities to be measured at fair value. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of this statement did not have a significant impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148. SFAS No. 123, as amended by SFAS No. 148, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in APB Opinion No. 25, if pro forma disclosure of fair value amounts is provided. The Company has elected the alternative of continued use of APB Opinion No. 25. See Note 2.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after January 1, 2003. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and for the quarter ended September 27, 2003 for all other variable interest entities. The Company adopted the provisions of this Interpretation and it did not have a significant impact on the Company's consolidated financial statements.

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

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2002. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this quarterly report on form 10-Q, and the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

        NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $15.4 million for the three months ended March 31, 2003 from $17.5 million for the same period in 2002, a decrease of $2.1 million, or 12.0%. Of the decrease, $1.9 million was attributable to a 12.4% comparable stores sales decrease, $0.1 million was attributable to a decrease in sales for stores not yet qualifying as comparable stores (includes new store openings which is netted against store closures), and $0.1 million was attributable to a decrease in the Company's wholesale business. The decrease in comparable store sales is primarily related to lower traffic in our stores due to the calendar shift of the Easter holiday between years. In 2002, the Easter holiday fell in the first quarter, while in 2003 the Easter holiday fell in the second quarter.

        GROSS PROFIT. Gross profit decreased to $8.1 million for the three months ended March 31, 2003 from $9.3 million for the same period in 2002, a decrease of $1.2 million, or 12.9%. As a percentage of net sales, gross profit remained constant at 52.8% in the three months ended March 31, 2003 and 2002.

        SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $11.3 million in the three months ended March 31, 2003 from $11.8 million in the same period for 2002, a decrease of $0.5 million, or 4.2%. The decrease in selling, marketing and distribution expenses is primarily attributable to retail cost expense reductions, particularly lease occupancy expenses, as well as lower depreciation expense. As a percentage of net sales, these expenses increased to 73.7% in the three months ended March 31, 2003 from 67.5% in the same period in 2002, an increase of 6.2%. The increase as a percentage of net sales is a result of having a lower sales base, which is primarily related to the decrease in comparable store sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses for the three months ended March 31, 2003 and 2002 remained constant at $1.2 million. As a percentage of net sales, these expenses increased to 7.8% in the three months ended March 31, 2003 from 7.0% in the same period in 2002. The increase as a percentage of net sales is a result of having a lower sales base, which is primarily related to the decrease in comparable store sales.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 2003 and 2002 remained constant at $0.1 million.

         INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 38.5%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and forth quarters as discussed in "Seasonality" below, or from net operating loss carrybacks to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2003, the Company's primary uses of cash were for merchandise inventories, accrued liabilities and income taxes. The Company satisfied its cash requirements from existing cash balances and short-term borrowings under its credit agreement.

         Cash used in operating activities was $7.5 million and $10.2 million for the three months ended March 31, 2003 and 2002, respectively. The reduction in cash used in operating activities is principally due to an increase in accounts payable and other current liabilities.

         Cash used in investing activities for the three months ended March 31, 2003 and 2002 remained constant at $0.2 million. Cash flows used in investing activities in the first quarter of 2003 and 2002 primarily related to capital additions to the Company's existing stores.

         Cash provided by financing activities decreased to $2.6 million in the three months ended March 31, 2003 from $8.1 million in the same period in 2002. In the three months ended March 31, 2003, the Company had net borrowings of $2.6 million under its borrowing agreement. In the three months ended March
31, 2002, the Company had net borrowings of $8.3 million under its borrowing agreement and used $0.2 million to repurchase common stock.

        In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of March 31, 2003, the Company had $2.6 million outstanding under this credit agreement.
Additionally, the Company had $0.6 million of letters of credit outstanding as of March 31, 2003. The letters of credit expire through December 2003.

        The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002.

COMMITMENTS AND OBLIGATIONS

As of March 31, 2003, we had the following obligations:

                                                                Amounts of Commitment Expiration per Period
                                                               ---------------------------------------------
                                                 Total
                                                 Amounts        Less than 1
                                                 Committed      year            1 to 3 years   4 to 5 years  Over 5 years
                                                 ---------      -----------     ------------   ------------  ------------
Contractual Obligations:
  Operating leases............................   $46,715,000    $15,716,000     $25,406,000     $3,924,000    $1,669,000

Other Commercial Commitments:
  Letters of  credit..........................       319,000        319,000             ---           ---           ---
  Standby letters of  credit..................       315,000        315,000             ---           ---           ---
                                                  -----------   -----------      ----------    ----------     ---------


Total Commitments..............................  $47,349,000    $16,350,000     $25,406,000     $3,924,000    $1,669,000
                                                 ===========    ===========     ===========     ==========    ==========


SEASONALITY

         The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters ( consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual sales and profits. The Company has historically incurred operating losses in its first quarter and may be expected to do so in the foreseeable future.


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


ITEM 4:

                            CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.


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


                             BIG DOG HOLDINGS, INC.


May 13, 2003                 /s/ ANDREW D. FESHBACH
                             ----------------------
                             Andrew D. Feshbach
                             President and Chief Executive Officer
                             Principal Executive Officer)


May 13, 2003                 /s/ ROBERTA J. MORRIS
                             ---------------------
                             Roberta J. Morris
                             Chief Financial Officer and Treasurer
                             (Principal Financial Officer)

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

May 13, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003


                                      /s/ ROBERTA J. MORRIS
                                      ---------------------
                                      Roberta J. Morris
                                      Chief Financial Officer and Treasurer