Form 10-Q
period 2003-06-30
BIG DOG HOLDINGS INC
filed 2003-08-14
CIK 1019439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

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

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 1, 2003 was 8,286,632 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                          PAGE
                                                                          ----
                                                                           NO.
                                                                          ----

PART 1.         FINANCIAL INFORMATION (Unaudited)............................3

ITEM 1:         FINANCIAL STATEMENTS (Unaudited)

                CONSOLIDATED BALANCE SHEETS
                June 30, 2003 and December 31, 2002..........................3

                CONSOLIDATED STATEMENTS OF OPERATIONS
                Three months and six months ended June 30, 2003 and 2002.....4

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three months and six months ended June 30, 2003 and 2002.....5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................6

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS....................................8

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...12

ITEM 4:         CONTROLS AND PROCEEDURES.....................................12

PART II:        OTHER INFORMATION............................................12

ITEM 1:         LEGAL PROCEEDINGS............................................12

ITEM 2:         CHANGES IN SECURITIES........................................12

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES..............................12

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........12

ITEM 5:         OTHER INFORMATION............................................13

ITEM 6:         EXHIBITS AND REPORTS ON FORM 8-K.............................13

SIGNATURES    ...............................................................14

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS (UNAUDITED)

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            June 30,            December 31,
                                                                              2003                 2002
                                                                          -----------          -----------

                                 ASSETS (Note 3)
CURRENT ASSETS:
 Cash and cash equivalents........................................        $ 2,258,000          $ 6,194,000
 Accounts receivable, net.........................................            117,000              459,000
 Inventories......................................................         28,580,000           24,808,000
 Prepaid expenses and other current assets........................            928,000              457,000
 Deferred income taxes............................................          3,390,000            1,960,000
                                                                          -----------          -----------
     Total current assets...........................................       35,273,000           33,878,000
PROPERTY AND EQUIPMENT, Net.........................................        4,671,000            5,234,000
INTANGIBLE ASSETS, Net..............................................          123,000              149,000
OTHER ASSETS........................................................          344,000              418,000
                                                                          -----------          -----------
TOTAL...............................................................      $40,411,000          $39,679,000
                                                                          ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

   Short-term borrowings............................................      $ 5,001,000            $     ---
   Accounts payable.................................................        1,659,000            1,935,000
   Income taxes payable.............................................              ---              555,000
   Accrued expenses and other current liabilities...................        3,290,000            4,159,000
                                                                          -----------            ---------
     Total current liabilities......................................        9,950,000            6,649,000
DEFERRED RENT.......................................................          616,000              693,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................          327,000              354,000
                                                                          -----------            ---------
   Total liabilities................................................       10,893,000            7,696,000
                                                                          -----------            ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value, 3,000,000 shares authorized,
     none issued and outstanding....................................       $      ---           $      ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,698,284 issued at June 30, 2003 and December 31, 2002........           97,000               97,000
   Additional paid-in capital.......................................       20,510,000           20,510,000
   Retained earnings................................................       16,634,000           18,824,000
   Treasury stock, 1,411,652 and 1,305,636 shares at June 30, 2003
     and December 31, 2002, respectively............................       (7,723,000)          (7,448,000)
                                                                           -----------          -----------
     Total stockholders' equity.....................................       29,518,000           31,983,000
                                                                           -----------          -----------
TOTAL...............................................................      $40,411,000          $39,679,000
                                                                           ===========         ============

               See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                               June 30,
                                                         -----------------------------------   -----------------------------------
                                                                2003               2002              2003               2002
                                                          ----------------    -------------     -------------      -------------
NET SALES ............................................... $     24,208,000     $ 25,763,000     $  39,562,000      $  43,309,000
COST OF GOODS SOLD ......................................        9,990,000       10,755,000        17,241,000         19,035,000
                                                          ----------------     ------------     -------------      -------------
GROSS PROFIT ...........................................        14,218,000       15,008,000        22,321,000         24,274,000
                                                          ----------------     ------------     -------------      -------------

OPERATING EXPENSES:
     Selling, marketing and distribution ...............        11,883,000       12,342,000        23,194,000         24,178,000
     General and administrative ........................         1,333,000        1,227,000         2,534,000          2,451,000
                                                          ----------------     ------------     -------------       ------------
         Total operating expenses.......................        13,216,000       13,569,000        25,728,000         26,629,000
                                                          ----------------     ------------     -------------       ------------
INCOME (LOSS) FROM OPERATIONS..........................          1,002,000        1,439,000        (3,407,000)        (2,355,000)

INTEREST EXPENSE, NET..................................            101,000          150,000           163,000            231,000
                                                          ----------------     ------------     -------------       ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES ...................................            901,000        1,289,000        (3,570,000)       (2,586,000)
PROVISION (BENEFIT) FOR INCOME TAXES...................            342,000          496,000        (1,379,000)         (996,000)
                                                           ---------------      -----------      -------------      ------------
NET INCOME (LOSS).....................................     $       559,000      $   793,000      $ (2,191,000)      $(1,590,000)
                                                           ===============      ===========      =============      ============

NET INCOME (LOSS) PER SHARE
    BASIC AND DILUTED.................................     $          0.07      $      0.09      $      (0.26)     $      (0.19)

                                                           ===============      ===========      =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED.................................          8,330,000        8,404,000          8,361,000        8,393,000
                                                           ===============      ===========      =============     =============

               See notes to the consolidated financial statements.

                              BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               -------------------------------------
                                                                                    2003                 2002
                                                                               ------------           -----------

        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss................................................              $(2,191,000)          $(1,590,000)
          Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization.......................                1,099,000             1,349,000
              Amortization of deferred financing fees.............                   76,000                72,000
              Provision for losses on receivables.................                  (29,000)               34,000
              Loss on disposition of property and equipment.......                    1,000                   ---
              Deferred income taxes...............................               (1,430,000)           (1,035,000)
              Changes in operating assets and liabilities:
                   Receivables....................................                  372,000               261,000
                   Inventories....................................               (3,772,000)             (799,000)
                   Prepaid expenses and other assets..............                 (471,000)             (480,000)
                   Accounts payable...............................                 (276,000)             (623,000)
                   Income taxes payable...........................                 (555,000)           (1,983,000)
                   Accrued expenses and other current liabilities.                 (869,000)           (1,077,000)
                   Deferred rent..................................                  (77,000)               80,000
                   Deferred gain on sale-leaseback................                  (27,000)              (26,000)
                                                                                ------------           -----------
                       Net cash used in operating activities......               (8,149,000)           (5,817,000)
                                                                                ------------           -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:

          Capital expenditures....................................                 (513,000)             (568,000)
          Proceeds from sale of property and equipment............                    7,000                 2,000
          Principal repayments of notes receivable................                      ---                16,000
          Other...................................................                   (7,000)              (30,000)
                                                                                ------------            ----------
                  Net cash used in investing activities...........                 (513,000)             (580,000)
                                                                                ------------            ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:

          Short-term borrowings, net.............................                 5,001,000              5,186,000
          Repurchase of common stock.............................                  (275,000)              (242,000)
                                                                                ------------            -----------
                  Net cash provided by financing activities......                 4,726,000              4,944,000
                                                                                ------------            -----------
     NET DECREASE IN CASH........................................                (3,936,000)            (1,453,000)
     CASH, BEGINNING OF PERIOD...................................                 6,194,000              3,055,000
                                                                                ------------            -----------
     CASH, END OF PERIOD.........................................               $ 2,258,000            $ 1,602,000
                                                                                ============           ============

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid for:
              Interest............................................              $   166,000            $   170,000
              Income taxes........................................              $   606,000            $ 2,022,000

               See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                           --------------------------           -------------------------
                                                              2003               2002              2003              2002
                                                              ----               ----              ----              ----
Net income (loss):
 As reported......................................        $   559,000         $   793,000        $ (2,191,000)     $ (1,590,000)
 Pro forma........................................            360,000             565,000          (2,547,000)       (1,998,000)
Net income (loss) per share:
 As reported:
 Basic and diluted................................        $      0.07         $      0.09        $     ( 0.26)     $      (0.19)
 Pro forma:
 Basic and diluted................................        $      0.04         $      0.07        $      (0.31)     $      (0.24)

Antidilutive options.............................           1,727,000           1,430,000           1,727,000         1,697,000

NOTE 3. Short-term Borrowings

        In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of June 30, 2003, the Company had $5.0 million outstanding under this credit agreement. Additionally, the Company had $2.4 million of letters of credit outstanding as of June 30, 2003. The letters of credit expire through December 2003.

NOTE 4. Stockholder's Equity

        In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of June 30, 2003, the Company has repurchased 1,411,652 shares totaling $7,723,000.

NOTE 5. No Change in Listing

         In February 2003, the Company was informed by the NASDAQ that the Company's shares of common stock could be listed on the NASDAQ Small Cap
Market or over the counter on the OTCBB, rather than on the National Market, unless they traded above a certain price for a designated period. In May 2003, NASDAQ determined that the Company's shares had met that requirement and will therefore remain listed on the NASDAQ National Market.

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

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a significant impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a significant impact on the Company's consolidated financial statements.

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

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and for the quarter ended September 30, 2003 for all other variable interest entities. The Company adopted the provisions of this Interpretation and it did not have a significant impact on the Company's consolidated financial statements.

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

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2002. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to an forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this quarterly report on form 10-Q, and the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

        NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $24.2 million for the three months ended June 30, 2003 from $25.8 million for the same period in 2002, a decrease of $1.6 million, or 6.2%. Of the decrease, $1.4 million was attributable to a 5.9% comparable stores sales decrease and $0.3 million was attributable to a decrease in sales for stores not yet qualifying as comparable stores (includes new store openings which is netted against store closures).
This was offset by a $0.1 million increase in the Company's mail order business. The decrease in comparable store sales is primarily related to lower traffic in the Company's stores.

        GROSS PROFIT. Gross profit decreased to $14.2 million for the three months ended June 30, 2003 from $15.0 million for the same period in 2002, a decrease of $0.8 million, or 5.3%. As a percentage of net sales, gross profit increased to 58.7% in the three months ended June 30, 2003 from 58.3% for the same period in 2002. The increase in gross margin percentage is primarily attributable to a shift in sales mix from lower margined to higher margined sales, particularly graphic T-shirts and other graphic business.


        SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $11.9 million in the three months ended June 30, 2003 from $12.3 million for the same period for 2002, a decrease of $0.4 million, or 3.7%. The decrease in selling, marketing and distribution expenses is primarily attributable to retail cost expense reductions, particularly lease occupancy expenses, as well as lower depreciation expense. As a percentage of net sales, these expenses increased to 49.1% in the three months ended June 30, 2003 from 47.9% in the same period in 2002, an increase of 1.2%. The increase as a percentage of net sales is a result of having a lower sales base, which is primarily related to the decrease in comparable store sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.3 million for the three months ended June 30, 2003 from $1.2 million for
the same period in 2002.   As a percentage of net sales, these expenses
increased to 5.5% in the three months ended June 30, 2003 from 4.8% for the same period in 2002. The increase as a percentage of net sales is a result of having a lower sales base.

         INTEREST EXPENSE, NET. Interest expense, net decreased to $0.1 million for the three months ended June 30, 2003 from $0.2 million for the same period in 2002.

         INCOME TAXES. Income tax expense decreased to $0.3 million for the three months ended June 30, 2003 from $0.5 million for the same period in 2002.

Six Months Ended June 30, 2003 and 2002

        NET SALES. Net sales decreased to $39.6 million for the six months ended June 30, 2003 from $43.3 million for the same period in 2002, a decrease of $3.7 million, or 8.6%. Of the decrease, $3.3 million was attributable to an 8.5% comparable stores sales decrease, $0.5 million was attributable to a decrease in sales for stores not yet qualifying as comparable stores (includes new store openings which is netted against store closures), and $0.1 million was attributable to a decrease in the Company's wholesale business. This was offset by a $0.2 million increase in the Company's mail order business. The decrease in comparable store sales is primarily related to lower traffic in the Company's stores.

        GROSS PROFIT. Gross profit decreased to $22.3 million for the six months ended June 30, 2003 from $24.3 million for the same period in 2002, a decrease of $2.0 million, or 8.0%. As a percentage of net sales, gross profit increased to 56.4% in the six months ended June 30, 2003 from 56.0% for the same period in 2002.

        SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses decreased to $23.2 million in the six months ended
June 30, 2003 from $24.2 million in the same period for 2002, a decrease of $1.0 million, or 4.1%. The decrease in selling, marketing and distribution expenses is primarily attributable to retail cost expense reductions, particularly lease occupancy expenses, as well as lower depreciation expense. As a percentage of net sales, these expenses increased to 58.6% in the six months ended June 30, 2003 from 55.8% in the same period in 2002, an increase of 2.8%. The increase as a percentage of net sales is a result of having a lower sales base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2003 and 2002 remained constant
at $2.5 million.   As a percentage of net sales, these expenses increased
to 6.4% in the six months ended June 30, 2003 from 5.7% in the same period in 2002. The increase as a percentage of net sales is a result of having a lower sales base.

         INTEREST EXPENSE, NET. Interest expense, net for the six months ended June 30, 2003 and 2002 remained constant at $0.2 million.

         INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 38.6%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and forth quarters as discussed in 'Seasonality' below, or from net operating loss carrybacks to previous years.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of 2003, the Company's primary uses of cash were for merchandise inventories, accrued liabilities and income taxes. The Company satisfied its cash requirements from existing cash balances and short-term borrowings under its credit agreement.

         Cash used in operating activities was $8.1 million and $5.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash used in operating activities is principally due to an increase in inventory purchases during the period.

         Cash used in investing activities was $0.5 million and $0.6 million for the six months ended June 30, 2003 and 2002, respectively. Cash flows used in investing activities in 2003 and 2002 primarily related to capital additions to the Company's existing stores.

         Cash provided by financing activities decreased to $4.7 million in the six months ended June 30, 2003 from $4.9 million in the same period in 2002. In the six months ended June 30, 2003, the Company had net borrowings of $5.0 million under its borrowing agreement and used $0.3 million to repurchase common stock. In the six months ended June 30, 2002, the Company had net borrowings of $5.2 million under its borrowing agreement and used $0.2 million to repurchase common stock.

        In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of June 30, 2003, the Company had $5.0 million outstanding under this credit agreement. Additionally, the Company had $2.4 million of letters of credit outstanding as of June 30, 2003. The letters of credit expire through December 2003.

        The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002.

COMMITMENTS AND OBLIGATIONS

As of June 30, 2003, we had the following obligations:

                                                                Amounts of Commitment Expiration per Period
                                                                -------------------------------------------
                                                 Total
                                                 ----
                                                 Amounts       Less than 1                                   Over 5
                                                 --------      -----------                                   ------
                                                 Committed     year           1 to 3 years   4 to 5 years    years
Contractual Obligations:                         ---------     ----           ------------   ------------    ------
Operating leases............................     $41,857,000   $14,280,000     $18,612,000     $6,935,000    $2,030,000

Other Commercial Commitments:
  Letters of credit.........................       2,039,000     2,039,000             ---            ---           ---
  Standby letters of credit.................         315,000       315,000             ---            ---           ---
                                                 -----------   -----------      ----------     ----------    ----------

Total Commitments...........................     $44,211,000   $16,634,000     $18,612,000     $6,935,000    $2,030,000
                                                 -----------   -----------      ----------     ----------    ----------

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

ITEM 4:

                             CONTROLS AND PROCEDURES

         At June 30, 2003, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

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

                The Registrant's Annual Meeting of Stockholders was held on June 6, 2003.

                Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement.

                The matters voted upon at the Annual Meeting and the results thereof were as follows:

                1. To elect Class III Directors Fred Kayne and Andrew Feshbach, each to hold office for a three-year term and until each of their successors are elected and qualified.

                2. To ratify the election of Deloitte & Touche LLP as independent certified public accountants for the year ending December 31, 2003.

                More than the number of shares required for approval voted in favor of each of the above matters and each was therefore approved.


ITEM 5:         OTHER INFORMATION

                In February 2003, the Company was informed by the NASDAQ that the Company's shares of common stock could be listed on the NASDAQ Small Cap Market or over the counter on the OTCBB, rather than on the National Market, unless they traded above a certain price for a designated period. In May 2003, NASDAQ determined that the Company's shares had met that requirement and will therefore remain listed on the NASDAQ National Market.

ITEM 6:         EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits:

                        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 (b)            Reports on Form 8-K
                                Not applicable

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIG DOG HOLDINGS, INC.


August 13, 2003                         /s/ ANDREW D. FESHBACH
                                        ----------------------
                                        Andrew D. Feshbach
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


August 13, 2003                         /s/ ROBERTA J. MORRIS
                                        ----------------------
                                        Roberta J. Morris
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)