Form 10-Q
period 2003-09-30
BIG DOG HOLDINGS INC
filed 2003-11-14
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                          or

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

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 1, 2003 was 8,243,132 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
                                                                        NO.
                                                                       ----


PART 1.     FINANCIAL INFORMATION (Unaudited).............................3

ITEM 1:     FINANCIAL STATEMENTS (Unaudited)

            CONSOLIDATED BALANCE SHEETS
            September 30, 2003 and December 31, 2002......................3

            CONSOLIDATED STATEMENTS OF OPERATIONS
            Three months and nine months ended September 30, 2003
            and 2002......... ............................................4

            CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended September 30, 2003 and 2002.................5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................6

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................8

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....12

ITEM 4:     CONTROLS AND PROCEDURES.......................................12

PART II:    OTHER INFORMATION.............................................12

ITEM 1:     LEGAL PROCEEDINGS.............................................12

ITEM 2:     CHANGES IN SECURITIES.........................................13

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES...............................13

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........13

ITEM 5:     OTHER INFORMATION.............................................13

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K..............................13

SIGNATURES................................................................14

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS (UNAUDITED)

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           September 30,          December 31,
                                                                              2003                    2002
                                                                        ------------------    ------------------

                                 ASSETS (Note 3)
CURRENT ASSETS:
   Cash and cash equivalents........................................     $       576,000           $ 6,194,000
   Accounts receivable, net.........................................             257,000               459,000
   Inventories......................................................          33,319,000            24,808,000
   Prepaid expenses and other current assets........................           1,238,000               457,000
   Deferred income taxes............................................           1,928,000             1,960,000
                                                                        ------------------    ------------------
     Total current assets...........................................          37,318,000            33,878,000
PROPERTY AND EQUIPMENT, Net.........................................           4,404,000             5,234,000
INTANGIBLE ASSETS, Net..............................................             115,000               149,000
OTHER ASSETS........................................................             285,000               418,000
                                                                        ------------------    ------------------
TOTAL...............................................................         $42,122,000          $ 39,679,000
                                                                        ==================    ==================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings............................................         $ 2,873,000            $      ---
   Accounts payable.................................................           4,397,000             1,935,000
   Income taxes payable.............................................                 ---               555,000
   Accrued expenses and other current liabilities...................           2,579,000             4,159,000
                                                                        ------------------    ------------------
     Total current liabilities......................................           9,849,000             6,649,000
DEFERRED RENT.......................................................             627,000               693,000
DEFERRED GAIN ON SALE-LEASEBACK.....................................             314,000               354,000
                                                                        ------------------    ------------------
   Total liabilities................................................          10,790,000             7,696,000
                                                                        ------------------    ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares authorized, none
     issued and outstanding.........................................           $     ---            $      ---
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,698,284 issued at September 30, 2003 and December 31, 2002...
                                                                                  97,000                97,000
   Additional paid-in capital.......................................          20,510,000            20,510,000
   Retained earnings................................................          18,579,000            18,824,000
   Treasury stock, 1,455,152 and 1,305,636 shares at September 30,
     2003 and December 31, 2002, respectively.......................          (7,854,000)           (7,448,000)
                                                                        ------------------    ------------------
     Total stockholders' equity.....................................          31,332,000            31,983,000
                                                                        ------------------    ------------------
TOTAL...............................................................        $ 42,122,000         $  39,679,000
                                                                        ==================    ==================


               See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                         September 30,
                                                         -----------------------------------   -----------------------------------
                                                                2003               2002              2003                2002
                                                         -----------------    -------------    ----------------   ----------------
NET SALES............................................... $   29,487,000       $ 30,114,000     $  69,049,000      $  73,423,000
COST OF GOODS SOLD......................................     12,658,000         12,697,000        29,899,000         31,732,000
                                                         -----------------   ---------------   ----------------   ----------------
GROSS PROFIT............................................     16,829,000         17,417,000        39,150,000         41,691,000
                                                         -----------------   ---------------   ----------------   ----------------

OPERATING EXPENSES:
     Selling, marketing and distribution................     12,390,000         13,117,000        35,584,000         37,295,000
     General and administrative.........................      1,189,000          1,289,000         3,723,000          3,740,000
                                                         -----------------   ---------------    ----------------  ----------------
         Total operating expenses.......................     13,579,000         14,406,000        39,307,000         41,035,000
                                                         -----------------   ---------------   ----------------   ----------------
INCOME (LOSS) FROM OPERATIONS...........................      3,250,000          3,011,000          (157,000)           656,000
INTEREST INCOME.........................................            ---         (1,949,000)           (1,000)        (1,949,000)
INTEREST EXPENSE........................................         75,000          2,137,000           240,000          2,368,000
                                                         -----------------   ---------------   ----------------   ----------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES ....................................      3,175,000         2,823,000           (396,000)           237,000
PROVISION (BENEFIT) FOR INCOME TAXES....................      1,228,000         1,087,000           (151,000)            91,000
                                                         -----------------   ---------------   ----------------   ----------------
NET INCOME (LOSS)....................................... $    1,947,000       $ 1,736,000       $   (245,000)      $    146,000
                                                         =================   ===============   ================   ================
NET INCOME (LOSS) PER SHARE
     BASIC AND DILUTED.................................. $         0.24       $      0.21       $      (0.03)      $       0.02
                                                         =================   ===============    ================  ================
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC..............................................       8,264,000        8,393,000           8,328,000           8,415,000
                                                         =================   ===============   ================   ================
     DILUTED............................................       8,265,000        8,393,000           8,328,000           8,415,000
                                                         =================   ===============   ================   ================

               See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     -------------------------------------
                                                                             2003                2002
                                                                     ----------------    -----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss................................................    $     (245,000)       $     146,000
          Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization.......................          1,613,000           2,013,000
              Amortization of deferred financing fees.............            114,000             115,000
              Provision for losses on receivables.................            (24,000)             52,000
              Loss on disposition of property and equipment.......              3,000              16,000
              Deferred income taxes...............................             32,000             (47,000)
              Changes in operating assets and liabilities:
                   Receivables....................................            226,000              382,000
                   Inventories....................................         (8,511,000)          (5,733,000)
                   Prepaid expenses and other assets..............           (781,000)          (1,134,000)
                   Accounts payable...............................          2,462,000            3,051,000
                   Income taxes payable...........................           (555,000)          (1,892,000)
                   Accrued expenses and other current liabilities.          1,580,000)          (1,454,000)
                   Deferred rent..................................            (66,000)              69,000
                   Deferred gain on sale-leaseback................            (40,000)             (39,000)
                                                                      ----------------     ----------------
                       Net cash used in operating activities......         (7,352,000)          (4,455,000)
                                                                      ----------------     ----------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures.....................................          (746,000)            (965,000)
          Proceeds from sale of U.S. Treasury bonds................               ---           95,269,000
          Collateral required for repurchase of U.S. Treasury
            Bonds..................................................               ---          (95,338,000)
          Proceeds from sale of property and equipment.............             7,000               16,000
          Principal repayments of notes receivable.................               ---               16,000
          Other....................................................             6,000              (61,000)
                                                                      -----------------    -----------------
                       Net cash used in investing activities.......          (733,000)          (1,063,000)
                                                                      -----------------    -----------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Short-term borrowings, net...............................          2,873,000           3,556,000
          Repurchase of common stock...............................           (406,000)            242,000)
                                                                        ----------------    -----------------
                       Net cash provided by financing activities...          2,467,000           3,314,000
                                                                        ----------------    -----------------
     NET DECREASE IN CASH..........................................         (5,618,000)         (2,204,000)
     CASH, BEGINNING OF PERIOD.....................................          6,194,000           3,055,000
                                                                        ----------------    -----------------
     CASH, END OF PERIOD...........................................      $     576,000      $      851,000
                                                                        ================    =================

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for:
              Interest.............................................      $     239,000      $      239,000
              Income taxes.........................................      $     373,000      $    2,030,000



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

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended
September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

                                                              Three Months Ended                  Nine Months Ended
                                                              ------------------                  -----------------
                                                                September 30,                       September 30,
                                                                -------------                       -------------
                                                            2003               2002             2003             2002

Net income (loss):
 As reported......................................      $   1,947,000     $   1,736,000    $   (245,000)   $    146,000
 Deduct: Total stock-based employee compensation
  expense determined under fair value method, net
  of related tax effects..........................            160,000           174,000         513,000         570,000
                                                        --------------    --------------   -------------   --------------
 Pro forma........................................      $   1,787,000     $   1,562,000    $   (758,000)   $   (424,000)
                                                        ==============    ==============   =============   ==============

Net income (loss) per share:
 As reported:
 Basic and diluted................................      $        0.24     $        0.21    $      (0.03)   $       0.02
 Pro forma:
 Basic and diluted................................      $        0.22     $        0.19    $      (0.09)   $      (0.05)
 Antidilutive options.............................          1,719,000         1,694,000       1,720,000       1,694,000

NOTE 3. Short-term Borrowings

         In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of September 30, 2003, the Company had $2.9 million outstanding under this credit agreement. Additionally, the Company had $0.9 million of letters of credit outstanding as of September 30, 2003. The letters of credit expire through December 2003.

NOTE 4. Stockholder's Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of September 30, 2003, the Company has repurchased 1,455,152 shares totaling $7,854,000.

NOTE 5. Short Bond Transaction

         During July 2002, the Company entered into two transactions relating to the short-sale and repurchase of $95.4 million of U.S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.4 million of U. S. Treasury Securities, matured on November 15, 2002. In the second transaction, the Company repurchased $95.4 million of U. S. Treasury Securities on November 15, 2002. As of September 30,2002 the Company had recorded interest income of $1.9 million, interest expense of $2.0 million, and an obligation of $.1 million included in accured expenses and other current liabilities related to these transactions.

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

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after January 1, 2003. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

ITEM 2:

                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $29.5 million for the three months ended September 30, 2003 from $30.1 million for the same period in 2002, a decrease of $0.6 million, or 2.0%. Of the decrease, $0.8 million was attributable to a decrease in sales for stores not qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.1 million was attributable to a decrease in the Company's wholesale business. This decrease was offset by $0.1 million attributable to a 0.2% comparable stores sales increase and $0.2 million attributable to an increase in the Company's mail order business.

         GROSS PROFIT. Gross profit decreased to $16.8 million for the three months ended September 30, 2003 from $17.4 million for the same period in 2002, a decrease of $0.6 million, or 3.4%. As a percentage of net sales, gross profit decreased to 57.1% in the three months ended September 30, 2003 from 57.8% for the same period in 2002. The decrease was primarily attributable to a change in sales mix and promotional activity during the period.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $12.4 million in the three months ended September 30, 2003 from $13.1 million for the same period for 2002, a decrease of $0.7 million, or 5.3%. As a percentage of net sales, these expenses decreased to 42.0% in the three months ended September 30, 2003 from 43.6% in the same period in 2002, a decrease of 1.6%. The decrease in selling, marketing and distribution expenses is primarily attributable to retail cost expense reductions, particularly lease occupancy expenses, as well as lower depreciation expense.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $1.2 million for the three months ended September 30, 2003 from $1.3 million
for the same period in 2002.   As a percentage of net sales, these expenses
decreased to 4.0% in the three months ended September 30, 2003 from 4.3% for the same period in 2002.

         INTEREST INCOME. For the three months ended September 30, 2002, interest income related to interest earned on a short bond transaction.
During July 2002, the Company entered into two transactions relating to the short-sale and repurchase of $95.4 million of U.S. Treasury Securities.
The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.4 million of U.S. Treasury Securities, matured on November 15, 2002. In the second transaction, the Company repurchased $95.4 million of U. S. Treasury Securities on November 15, 2002. As of September 30, 2002, the Company had placed the proceeds from the short sale into interest-bearing collateral account to provide for the repurchase.

         INTEREST EXPENSE. Interest expense decreased to $0.1 million for the three months ended September 30, 2003 from $2.1 million for the same period in 2002. The decrease was due to $2.0 million of interest expense related to the Company's 2002 short bond transaction (See "Interest Income"). Otherwise, interest expense remained constant at $0.1 million.

         INCOME TAXES. Income tax expense increased to $1.2 million for the three months ended September 30, 2003 from $1.1 million for the same period in 2002.

Nine Months Ended September 30, 2003 and 2002

         NET SALES. Net sales decreased to $69.0 million for the nine months ended September 30, 2003 from $73.4 million for the same period in 2002, a decrease of $4.4 million, or 6.0%. Of the decrease, $3.2 million was attributable to a 4.9% comparable stores sales decrease, $1.3 million was attributable to a decrease in sales for stores not qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.3 million was attributable to a decrease in the Company's wholesale business. This decrease was offset by a $0.4 million increase in the Company's mail order business. The decrease in comparable store sales is primarily related to lower traffic in the Company's stores.

         GROSS PROFIT. Gross profit decreased to $39.2 million for the nine months ended September 30, 2003 from $41.7 million for the same period in 2002, a decrease of $2.5 million, or 6.0%. As a percentage of net sales, gross profit remained relatively constant at 56.7% for the nine months ended September 30, 2003 compared to 56.8% for the same period in 2002.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses decreased to $35.6 million in the nine months ended September 30, 2003 from $37.3 million in the same period for 2002, a decrease of $1.7 million, or 4.6%. The decrease in selling, marketing and distribution expenses is primarily attributable to retail cost expense reductions, particularly lease occupancy expenses, as well as lower depreciation expense. As a percentage of net sales, these expenses increased to 51.5% in the nine months ended September 30, 2003 from 50.8% in the same period in 2002, an increase of 0.7%. The increase as a percentage of net sales is a result of having a lower sales base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2003 and 2002 remained constant at $3.7 million. As a percentage of net sales, these expenses increased to 5.4% in the nine months ended September 30, 2003 from 5.1% in the same period in 2002. The increase as a percentage of net sales is a result of having a lower sales base.

         INTEREST INCOME. For the three months ended September 30, 2002, interest income related to interest earned on a short bond transaction.
During July 2002, the Company entered into two transactions relating to the short-sale and repurchase of $95.4 million of U.S. Treasury Securities.
The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.4 million of U.S. Treasury Securities, matured on November 15, 2002. In the second transaction, the Company repurchased $95.4 million of U. S. Treasury Securities on November 15, 2002. As of September 30, 2002, the Company had placed the proceeds from the short sale into interest-bearing collateral account to provide for the repurchase.

         INTEREST EXPENSE. Interest expense decreased to $0.2 million for the nine months ended September 30, 2003 from $2.4 million for the same period in 2002. Such decrease was primarily due to $2.0 million of interest expense related to the Company's short bond transaction (See "Interest Income"). Otherwise, interest expense decreased to $0.2 million from $0.4 million for the same period in 2002 related to lower average outstanding short-term borrowings during the 2003 period as compared to 2002.

         INCOME TAXES. The Company recorded an income tax benefit in 2003 at its historical effective income tax rate of 38.5%. The Company believes it will fully realize this benefit due to projected seasonal net income in the fourth quarter as discussed in "Seasonality" below, or from net operating loss carrybacks to previous years.


LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of 2003, the Company"s primary uses of cash were for merchandise inventories, accrued liabilities and capital expenditures. The Company satisfied its cash requirements from existing cash balances and short-term borrowings under its credit agreement.

         Cash used in operating activities was $7.4 million and $4.5 million for the nine months ended September 30, 2003 and 2002, respectively.
The increase in cash used in operating activities is principally due to an increase in inventory purchases during the period.

         Cash used in investing activities was $0.7 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used in investing activities in 2003 primarily related to 2 new store openings and capital additions to the Company's existing stores. Cash used in investing activities in the first nine months of 2002 primarily related to 6 new store openings and capital additions to the Company's existing stores. Additionally in the 2002 period, the Company had an offsetting investment transaction related to the short bond transaction (See Note 5. Short Bond Transaction) whereby $95.3 million of proceeds from the sale of U.S. Treasury Bonds was offset by $95.3 million in collateral required for the repurchase of such bonds.

         Cash provided by financing activities decreased to $2.5 million in the nine months ended September 30, 2003 from $3.3 million in the same period in 2002. In the nine months ended September 30, 2003, the Company had net borrowings of $2.9 million under its borrowing agreement and used $0.4 million to repurchase common stock. In the nine months ended September 30, 2002, the Company had net borrowings of $3.6 million under its borrowing agreement and used $0.2 million to repurchase common stock.

         In October 2001, the Company entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% which is based on excess availability levels. As of September 30, 2003, the Company had $2.9 million outstanding under this credit agreement. Additionally, the Company had $0.9 million of letters of credit outstanding as of September 30, 2003. The letters of credit expire through December 2003.

         The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002.

COMMITMENTS AND OBLIGATIONS

As of September 30, 2003, we had the following obligations:

                                                                Amounts of Commitment Expiration per Period
                                                                -------------------------------------------
                                                 Total
                                                 -----
                                                 Amounts        Less than 1                                   Over 5
                                                 -------        -----------                                   ------
                                                 Committed      year            1 to 3 years   4 to 5 years   years
                                                 ---------      ----            ------------   ------------   ------

Contractual Obligations:
Operating leases.............................    $38,122,000    $13,592,000     $16,911,000    $5,841,000     $1,778,000
Other Commercial Commitments:
  Letters of credit..........................        599,000        599,000             ---           ---            ---
  Standby letters of credit..................        315,000        315,000             ---           ---            ---
                                                 -----------    -----------     -----------   -----------     ----------

Total Commitments............................    $39,036,000    $14,506,000     $16,911,000     $5,841,000    $1,778,000
                                                 -----------    -----------     -----------     ----------    ----------

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

ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. The Company has a credit facility with a performance-pricing structured-interest charge, ranging up to LIBOR plus 1.75% based on excess availability levels. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 4:
                             CONTROLS AND PROCEDURES

         At September 30, 2003, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.


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


                                         BIG DOG HOLDINGS, INC.


November 13, 2003                        /s/ ANDREW D. FESHBACH
                                         ----------------------
                                         Andrew D. Feshbach
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)


November 13, 2003                        /s/ ROBERTA J. MORRIS
                                         Roberta J. Morris
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)