Form 10-K
period 2003-12-31
BIG DOG HOLDINGS INC
filed 2004-03-30
CIK 1019439

24

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
         Yes               No X
             ----            ----

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 1, 2004 was approximately $8,271,000. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders, are deemed to be held by non-affiliates.

         On March 1, 2004, the registrant had 8,243,132 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1.  BUSINESS

         Unless the context indicates otherwise, when this Annual Report on Form 10-K refers to "we," "us" or "the Company," we are referring to Big Dog Holdings, Inc. and its subsidiaries on a consolidated basis.

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

         Big Dog Holdings, Inc. is the parent company of Big Dog USA, Inc. ("Big Dogs"). Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. BIG DOGS(R) is an All-American, family-oriented brand that we believe has established a unique niche in its dedication to providing quality, value and fun. Big Dogs products were first sold in 1983, and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS(R) brand and related assets. Following the acquisition, we initiated a strategy of leveraging the brand through dramatic expansion of our product line and rapid growth in our retail stores. The number of our stores has grown from 5 in 1993 to 203 as of December 31, 2003. After early years of rapid growth, we reached a level of maturity in the number of our stores and breadth of our product line. In recent years we have focused on profitability and brand management.

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


RECENT DEVELOPMENTS

         In December 2003, Big Dogs acquired the assets of LFI Sportswear, Inc. d/b/a Lifeforms, previously a small manufacturer and wholesaler of graphic apparel featuring t-shirts and related items sold to men, women and children. The assets are a substantial library of animal-themed graphics, similar to the BIG DOGS brand. The Company acquired Lifeforms for $45,000, which is classified as an intangible asset in the consolidated balance sheet at December 31, 2003. Lifeforms had previously distributed its product nationally through better department stores and specialty stores. Lifeforms is being integrated into the operations of Big Dogs, and will be operated as a division of that company. The Company does not expect the Lifeforms division to contribute significant sales for the Company until 2005.

         In March 2004, the Company, through a newly formed subsidiary, acquired substantially all of the assets of The Walking Company out of bankruptcy. The Walking Company is the leading specialty retailer of authentic comfort footwear, operating over 70 specialty stores in premium malls across the nation. The Walking Company sells high-quality, technically designed walkwear and accessories from around the world to both men and women.

BUSINESS OF BIG DOGS

         Business Strategy

         PROMOTE THE BIG DOG SPIRIT OF FUN. A key and unique element in our Big Dogs brand image is the focus on fun. This spirit of fun revolves around our Big Dog character that has broad appeal to men, women and children of all ages. We foster this spirit by creating positive, humorous, topical and inspiring graphics and slogans that we apply to our merchandise. More than just a logo, "the Big Dog" represents the leader, athlete, child, comedian, musician, boss, traveler, parent and dog lover that a wide range of customers can identify with. Big Dog products are fun, not only because of their graphics and slogans, but also because they are designed for recreational, sports and leisure activities and make ideal gifts. Our focus on fun is further enhanced by the lively, enjoyable atmosphere in our retail stores and is also reflected in our catalog, website and marketing promotions and activities.

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

         CREATE AN ENTERTAINING SHOPPING EXPERIENCE. Big Dogs seeks to create a distinctive and fun shopping environment in its stores through an innovative display of our graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in a relaxed, fun state of mind. By showcasing our complete product line, Big Dogs stores offer something for everyone in the family. Effective cross-merchandising in the stores is designed to add excitement and prompt add-on purchases. We believe the customer's shopping experience is further enhanced by our knowledgeable and enthusiastic sales staff.

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

         Merchandising

         The Big Dogs product line features a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. Our apparel lines include full collections of classic unisex casual sportswear and activewear for adults, as well as collections for infants and children and the big-size market. We continuously explore opportunities to further leverage our brand and graphics into new product lines.

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

         The majority of our products range from between $4 and $45. The following table sets forth the approximate contribution that each of our product categories made to total net sales in our retail stores for the year ended December 31, 2003:

                                                                         % OF RETAIL STORE* NET SALES
                                                                            YEARS ENDED DECEMBER 31,
                                                                               2003     2002     2001
                                                                               ----     ----     ----
                  Adult Apparel and Accessories ...............................53.0%    51.8%    52.6%
                  Big-size Apparel ............................................22.8     22.6     21.4
                  Infants' and Children's Apparel and Accessories .............18.7     20.4     20.7
                  Non-Apparel Products ........................................ 5.5      5.2      5.3
                                                                                ---      ---      ---

                           Total .............................................100.0%   100.0%   100.0%
                                                                              =====    =====    =====

                  *Does not include catalog, wholesale and internet sales, which are skewed toward larger sizes.

         ADULT APPAREL AND ACCESSORIES. Big Dogs sells a complete line of adult unisex activewear and casual sportswear. We offer screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors that prominently display the Big Dogs graphics and slogans. In addition, we offer shorts, knit and woven casual shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, all of which feature print designs or simply the BIG DOGS(R) name and/or dog logo. Our adult apparel line primarily focuses on basic items that recur with relatively minor variation from season-to-season and year-to-year. While certain of our classic, popular items and graphics have been in the Big Dogs line with very little change for over 10 years, we introduce new apparel and other products throughout the year to ensure that the merchandise assortments are consistent with the top sellers within our competitive market.

         We leverage the Big Dogs trademarks, characters and more popular graphics by carefully translating them to a wide variety of apparel accessories, including caps, socks, sunglasses, bags, and wallets. These products are developed and introduced based on their consistency with Big Dog's brand image and whether they complement our other products. Our accessories not only provide an opportunity to create add-on purchases, but also minimize product development costs and inventory risk by utilizing graphics and slogans that have first proven popular on our graphic T-shirts.

         BIG-SIZE APPAREL. We believe the BIG DOGS(R) image and the positive emphasis the brand gives to being a "Big Dog" have a unique appeal to consumers who wear big sizes. Our BIG BIG DOGS(R) category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors that prominently display the Big Dogs graphic themes and slogans. In addition, we offers shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS(R) name and/or dog logo. We sell our BIG BIG DOGS(R) line primarily through our retail stores, catalog and website, and also through selected wholesale accounts.

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

         Marketing

         Big Dogs strives to maintain a consistent brand image through the coordination of our merchandising, marketing and sales efforts. The goal of our marketing efforts is to present a distinctive image of quality, value and fun that consumers will associate with our products and thereby enhance the BIG DOGS(R) brand image. The BIG DOGS(R) brand image has been developed with relatively little advertising, as we believe it's most effective marketing is its products themselves and their presentation in our retail stores, catalog and website. Our catalog and website serve not only as a means of product distribution, but also as key marketing pieces for our retail stores.

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

         Retail Stores

         We seek to create a distinctive and fun shopping environment in Big Dogs stores through the innovative display of our graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in a fun, relaxed state of mind. In addition, our cross-merchandising and colorful signages are designed to add excitement in the stores and prompt add-on purchases. By showcasing our complete product line and broad assortment, Big Dogs stores offer something for everyone in the family and are particularly appealing to the dedicated Big Dogs customer.

         In 2003, our retail stores contributed approximately 93% of total net sales. As of December 31, 2003, we operated a total of 203 stores, 201 stores in 42 states and 2 stores in Puerto Rico. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in a fun, relaxed state of mind. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of stores located in each state and territory as of December 31, 2003:

                      State            No. of Stores           State            No. of Stores
                      -----            -------------           -----            -------------

                 Alabama                      1         Minnesota                      4
                 Alaska                       1         Mississippi                    3
                 Arizona                      7         Missouri                       7
                 California                  36         Nevada                         3
                 Colorado                     5         New Hampshire                  2
                 Connecticut                  1         New Jersey                     2
                 Delaware                     3         New Mexico                     1
                 Florida                     14         New York                       5
                 Georgia                      6         North Carolina                 6
                 Hawaii                       1         Ohio                           3
                 Idaho                        2         Oklahoma                       2
                 Illinois                     4         Oregon                         6
                 Indiana                      4         Pennsylvania                   7
                 Iowa                         2         South Carolina                 6
                 Kansas                       3         South Dakota                   1
                 Kentucky                     1         Tennessee                      7
                 Louisiana                    2         Texas                          10
                 Maine                        2         Utah                           3
                 Maryland                     6         Virginia                       4
                 Massachusetts                3         Washington                     5
                 Michigan                     6         Wisconsin                      4

                    U.S. Territory      No. of Stores
                    --------------      -------------
                 Puerto Rico                  2



         We operate Big Dogs retail stores primarily in outlet malls. Big Dogs' traditional emphasis has been on outlet malls because those malls are often located in tourist areas and attract significant numbers of Big Dogs' targeted customers. While the growth in the outlet industry has slowed in recent years, we expect to continue opening stores in new quality outlet malls as they are opened to the extent they meet our requirements.

         Our outlet mall stores average approximately 2,800 square feet. Our outlet stores offer a complete and current line of our products priced approximately 25% less than the same items are sold for in our catalog and website, our full-price stores and by other retailers. We opened 7 new stores, of which 3 were temporary stores, and closed 13 under-performing stores during 2003. Our cost to open a store in 2003, including leasehold improvements and furniture and fixtures, was approximately $48,000 (net of tenant improvement allowances paid to us by landlords). The average per store initial inventory (partially financed by trade payables) for the new 2003 stores was approximately $73,000 and pre-opening expenses averaged approximately $12,000 per store.

         Our store operations are managed by a Senior Vice President-Retail, Director of Retail Operations, two regional managers and approximately 14 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance our customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, we have implemented employee training and incentive programs and encourage our sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. We believe our commitment to customer service enhances our ability to generate repeat business and to attract new customers. We also believe that the fun nature of our products create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

         Non-Retail Distribution

         Non-retail distribution channels, which include catalog and internet, and wholesale and corporate sales, represented approximately 7% of our total net sales in 2003.

         CATALOG AND INTERNET. In addition to generating their own sales, our catalog and website serve as key marketing pieces for our products and stores. Our catalog and Internet sales in 2003 were approximately $5.2 million, or approximately 5% of total net sales. Such sales have had growth in recent years, on a relatively small base. We have the benefit of being able to develop names for our mailing list through our retail store chain, which has been the primary source for such list.

         WHOLESALE AND CORPORATE SALES. Big Dogs wholesale sales in 2003 were approximately $2.2 million, or approximately 2% of total net sales.

         Sourcing

         DOMESTIC AND INTERNATIONAL SOURCING. Big Dogs does not own or operate any manufacturing facilities but instead source our products through third-party contractors with manufacturing facilities that are primarily overseas and to a limited extent, in Central America. We believe that outsourcing allows us to enhance production flexibility and capacity, while substantially reducing capital expenditures and avoiding the costs of managing a large production workforce. In addition, outsourcing allows us to leverage working capital, transfer risk and focus our energy and resources on merchandising, marketing and sales.

         Big Dogs' domestic sourcing is primarily limited to graphic T-shirts. Our graphic T-shirt business is managed in-house. This includes management of screen printing art and blanks, but not the actual screen-printing operations which are outsourced. The majority of our other products, excluding T-shirts, are manufactured overseas, primarily in Asia, the Middle East and Turkey. In order to reduce our exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, we utilize a diverse group of vendors. We source the majority of our product from trading companies. Through these trading companies and directly, we source from approximately 65 unaffiliated vendors, including over 35 foreign vendors in a number of countries. In order to enhance our sourcing flexibility, we use trading companies rather than operate our own foreign sourcing office. These trading companies assist us in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. We do not have supply contracts with any of our suppliers. Although the loss of major suppliers could have a significant effect on our immediate operating results, since we are focused on basic apparel, we believe alternate sources of merchandise for most product categories are available at comparable prices and that we could replace these suppliers without any long-term adverse effect.

         We forecast Big Dogs' production requirements to secure necessary manufacturing capacity and quota. Since our foreign manufacturers are located at greater geographic distances from us than our domestic manufacturers, we generally allow greater lead-times for foreign orders. However, due to our focus on widely available basics rather than fashion items, we believe these lead times do not present significant risks.

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

BUSINESS OF THE WALKING COMPANY

         The Walking Company is the leading specialty retailer of authentic comfort footwear. On March 3, 2004, 72 "The Walking Company" stores were operating in premium malls across the nation. The Walking Company sells high-quality, technically designed footwear and accessories from around the world to both men and women, including such brands as ECCO(R), Mephisto(R), Dansko(R), Merrell(R) and Birkenstock(R). The Walking Company had total annual sales of $65 million in 2003 (excluding sales of stores closed in 2003 during the bankruptcy process).

         The Walking Company was founded in 1991 and grew rapidly from a base of 20 stores in 1995 to over 100 stores in 2003. As a result of its rapid expansion, The Walking Company made certain real estate and merchandising missteps and eventually declared bankruptcy in July 2003. The bankruptcy process allowed The Walking Company to reject its non-performing stores and liquidate excess and obsolete inventory.

         Having purchased the assets of The Walking Company out of bankruptcy in March 2004, the Company is now re-focusing The Walking Company's operations on its original core business of operating specialty stores in premium malls selling the best brands in the comfort shoe category. We acquired the business of The Walking Company based on, among other factors, our favorable assessment of its market niche, the favorable demographics of that market, and an anticipated ability to realize efficiencies and increase profitability by utilizing the retail store expertise of the Company and by consolidating The Walking Company's corporate overhead operations with those of the Company. The footwear products sold by The Walking Company appeal to a large and growing demographic. There has been a shift both in and out of the workforce towards more casual and comfortable footwear. In addition, The Walking Company capitalizes on the trend toward fitness walking, which has become a leading participation sport. Finally, with people living longer and becoming more educated about health and fitness, The Walking Company is in a position to take advantage of the aging population demographics. People over 50 represent the fastest growing segment of the population in the U.S., and the number is expected to continue to grow in the near future.

         We believe that The Walking Company presents a competitive advantage by combining a unique product mix and broad customer appeal with a skilled retail sales force providing a combination of product expertise, foot care and pain relief knowledge. This value-added approach to selling differentiates The Walking Company from much of its competition and is a model that cannot be effectively replicated in the mass market.

The table below sets forth the number of The Walking Company stores located in each state as of March 1, 2004:

                          State            No. of Stores           State            No. of Stores
                          -----            -------------           -----            -------------
                 Arizona                         1         Michigan                       3
                 California                     17         Minnesota                      1
                 Colorado                        2         Missouri                       1
                 Connecticut                     2         Nevada                         1
                 Delaware                        1         New Jersey                     2
                 District of Columbia            1         New York                       1
                 Florida                         5         North Carolina                 1
                 Georgia                         3         Ohio                           2
                 Hawaii                          2         Oregon                         3
                 Illinois                        2         Pennsylvania                   2
                 Indiana                         1         South Carolina                 1
                 Louisiana                       1         Texas                          1
                 Maryland                        2         Virginia                       4
                 Massachusetts                   5         Washington                     4


         The Walking Company stores are primarily in leading regional malls that attract significant numbers of its targeted customers. The Walking Company stores are mostly in the size range of 1,300 to 1,800 square feet.

MANAGEMENT INFORMATION SYSTEMS

         The Company is committed to utilizing technology to enhance its competitive position. We have put in place computer hardware, systems applications and networks that are the same as those used by a number of large retailers. These systems support the sales and distribution of products to our stores and customers and improve the integration and efficiency of our domestic and foreign sourcing operations. The Company's management information system ("MIS") provides integration of store, merchandising, distribution and financial systems. These systems include stock keeping unit ("SKU") and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on an IBM AS 400 platform and a Microsoft NT server network and utilize Island Pacific software. Our point-of-sale ("POS") system consists of registers providing price look-up, e-mail and credit card and check authorization. Through automated two-way communication with each store, sales information, e-mail and timekeeping information are uploaded to the host system, and receiving, price changes and systems maintenance are down-loaded through the POS devices. Sales are updated daily in the merchandising report systems by polling sales from each store's POS terminals. We evaluate information obtained through daily polling, including a daily tracking of gross margin, to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise. Wholesale and catalog operations are also supported by MIS applications from established vendors, designed specifically to meet the unique requirements of these segments of the business. These applications include customer service phone center, order processing and mailing list maintenance.

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

         Our main warehouse facility and our mail order warehouse and fulfillment facility are located in a 143,000 square-foot distribution facility in Santa Fe Springs, California. All merchandise is delivered by vendors to this facility, where it is inspected, entered into our merchandising software system, picked and boxed for shipment to the stores or customers. We ship merchandise to our stores at least weekly, to provide a steady flow of merchandise.

TRADEMARKS

         The Company utilizes a variety of trademarks which it owns; including the U.S. registered trademarks BIG DOGS(R), BIG DOG SPORTSWEAR(R), dog logo, BIG DOG(R), LITTLE BIG DOGS(R), BIG BIG DOGS(R) and THE WALKING COMPANY(R). In addition, we have registered certain of our trademarks or have registration applications pending in over 22 other countries. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in the marketing of our products. Like most popular brands, from time to time in the course of business we discover products in the marketplace that we believe infringe upon our trademark rights. In addition, companies may claim that a certain product or graphic of ours infringes on their intellectual property rights (sometimes in regard to our parodies of other's trademarks that we do as part of the Big Dogs sense of fun). We vigorously protect our trademarks and defend ourselves against claims of others. Actions against infringers include the use of cease and desist letters, administrative proceedings and lawsuits.

COMPETITION

         Although the level and nature of competition differ among our product categories, Big Dogs competes primarily on the basis of its brand image, offering a unique combination of quality, value and fun, and on other factors including product assortment, price, store location and layout, and customer service. The markets for each of our products are highly competitive. We believe that our long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices. Although we believe we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we compete with well-known apparel and specialty retail companies such as The GAP and Eddie Bauer and The Disney Stores, as well as a large number of national and regional department stores, specialty retailers and apparel designers and manufacturers. In addition, in recent years, the amount of casual sportswear and activewear manufactured specifically for department stores and sold under their own labels has significantly increased. The Walking Company competes primarily with small shoes chains and also department stores, such as Nordstrom.

         Some of the Company's competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company.


EMPLOYEES

         At March 1, 2004, we had approximately 600 full-time and 800 part-time employees (prior to the acquisition of The Walking Company). The number of part-time employees fluctuates significantly based on seasonal needs. No employees are covered by collective bargaining agreements.

AVAILABLE INFORMATION

        Our website is www.bigdogs.com. We make available free of charge through our website our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practical after electronically filing such reports with the Securities and Exhange Commission. This website is intended to be an inactive textual reference only and none of the information contained in our website is part of this report or is incorporated in this report by reference.

ITEM 2.           PROPERTIES

         Our corporate headquarters are in leased offices comprising approximately 24,000 square feet in Santa Barbara, California. This lease expires July 2011, with two options to extend for another 5 years. Our distribution facility is located in Santa Fe Springs, California in a building comprising approximately 143,000 square feet under a lease that expires in January 2008. We have an option to extend this lease for 5 years.

         We lease all of our store locations. Big Dogs store leases are typically for an initial term of 5 years with a 5-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels. In recent years, Big Dogs has negotiated shorter-term renewals in malls where it perceives a risk of declining sales. See "Item 1. BUSINESS - RETAIL STORES." The Walking Company stores typically have longer terms, as required by leading mall developers.

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

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The common stock of our Company is traded on the NASDAQ National Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 2002 through the fourth quarter 2003, the high and low "sales" price of the shares of our common stock, as reported on the NASDAQ National Market.

                                                              2003                      2002
                                                              ----                      ----
                                                          High     Low              High       Low
                                                          ------------              --------------
                  First Quarter                         $ 2.670  $ 1.840          $ 5.590   $ 1.890
                  Second Quarter                          3.210    1.930            5.146     2.760
                  Third Quarter                           3.340    2.610            3.690     2.100
                  Fourth Quarter                          4.000    2.730            3.730     2.450

         On March 1, 2004, the last sales price of the common stock as reported on the NASDAQ National Market was $4.600 per share. As of March 1, 2004, we had approximately 144 shareholders of record of our common stock.

         Our current credit agreement prohibits the payment of dividends (see Liquidity and Capital Resources). We did not pay a dividend in 2003 and 2002, and do not expect to pay dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. Financial data for The Walking Company is not included in the following table or in the financial data elsewhere presented in this Form 10-K.

                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                2003      2002      2001      2000      1999
                                                ----      ----      ----      ----      ----
                                                (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales......................................$103,757  $108,756  $112,369  $115,280   $109,573
Cost of goods sold.............................  45,025    46,970    49,154    48,836     46,491
                                               --------  --------  --------  --------   --------
Gross profit...................................  58,732    61,786    63,215    66,444     63,082
                                               --------  --------  --------  --------   --------
Selling, marketing and distribution expenses...  49,089    51,528    52,660    53,176     50,125
General and administrative expenses............   5,199     5,252     5,618     5,394      5,020
                                               --------  --------   -------  --------   --------
Total operating expenses.......................  54,288    56,780    58,278    58,570     55,145
                                               --------  --------   -------  --------   --------
Income from operations.........................   4,444     5,006     4,937     7,874      7,937
Write-off of impaired asset(1).................     ---       ---       ---     3,000        ---
Other income(1)................................     ---       ---      (334)      ---        ---
Interest income(2).............................      (2)   (3,175)      (39)     (258)      (439)
Interest expense(2)............................     320     3,761     1,158       596         44
                                               --------  --------   -------  --------   ---------
Income before provision for income taxes.......   4,126     4,420     4,152     4,536      8,332
Provision for income taxes.....................   1,489       603     1,512     2,719      3,136
                                               --------  --------   -------- --------   ---------
Net income.....................................$  2,637  $  3,817   $ 2,640  $  1,817   $  5,196
                                               ========  ========   ======== ========   =========

Net Income per share
 Basic and diluted.............................$   0.32  $   0.45   $   0.31 $   0.17   $   0.43

Weighted average common shares
 Basic.........................................   8,307     8,409      8,457   10,808     12,032
 Diluted.......................................   8,307     8,409      8,477   10,906     12,182

Cash dividend per common share.................$   0.00  $   0.00   $   0.00 $   0.10   $   0.10

OPERATING DATA:

Number of stores (3)
 Stores open at beginning of period.............    209       208        198      191        177
 Stores opened during period....................      7         7         16       16         17
 Stores closed during period....................    (13)       (6)        (6)      (9)        (3)
                                                --------  --------   -------- --------   --------
 Stores open at end of period...................    203       209        208      198        191
Comparable stores sales (decrease) increase (4).   (3.6)%    (6.3)%     (4.4)%    1.3%       1.0%

BALANCE SHEET DATA:
Working capital................................. $29,574  $26,122    $22,261  $17,553    $32,462
Total assets....................................  42,582   39,679     40,307   43,280     56,413
Total indebtedness (5)..........................     ---      ---      1,767    6,000        ---
Stockholders' equity............................  34,214   31,983     28,408   25,859     46,660

(1) In 2000, we wrote off our entire $3,000,000 investment in PETsMART.com preferred stock. Subsequently, in 2001, a proposal and acceptance occurred whereby we sold this preferred stock for $334,000.

(2) In 2002, we earned $3,172,000 of interest income and incurred $3,288,000 of interest expense relating to the short-sale and repurchase of $95,384,000 of U.S. Treasury Securities.

(3) Excludes one temporary store which was open for a portion of 2000. Includes 3 temporary stores which were open as of December 31, 2003.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this Form 10-K. Financial data for The Walking Company is not included in the following table or in the financial data elsewhere presented in this Form 10-K.

GENERAL

         Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. The number of our stores has grown from 5 in 1993 to 203 as of December 31, 2003.

         During July 2002, we entered into two transactions relating to the short-sale and repurchase of approximately $95.3 million of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.3 million of U. S. Treasury Securities, matured on November 15, 2002. In the second transaction, we had repurchased $95.4 million of U. S. Treasury Securities on November 15, 2002. As of December 31, 2002, we recorded interest income of $3.2 million and interest expense of $3.3 million related to these transactions. The net loss related to these transactions totaled $0.1 million.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

                                                                  YEARS ENDED DECEMBER 31,

                                                                  2003             2002           2001
                                                                  -----            -----          ----
Net sales...................................................      100.0%           100.0%         100.0%
Cost of goods sold..........................................       43.4             43.2           43.7
                                                                  -----            -----          -----

Gross profit................................................       56.6             56.8           56.3


Selling, marketing and distribution expenses................       47.3             47.4           46.9
General and administrative expenses.........................        5.0              4.8            5.0
                                                                  -----            -----          -----

Total operating expenses....................................       52.3             52.2           51.9
                                                                  -----            -----          -----

Income from operations......................................        4.3%             4.6%           4.4%


YEARS ENDED DECEMBER 31, 2003 AND 2002

         NET SALES. Net sales consist of sales from our stores, catalog, website, and wholesale accounts, all net of returns and allowances. Net sales decreased to $103.8 million in 2003 from $108.8 million for 2002, a decrease of $5.0 million, or 4.6%. Of the $5.0 million decrease, $3.5 million was attributable to a 3.6% comparable store sales decrease for the period, $1.6 million was attributable to those stores not opened for comparable periods, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.5 million was attributable to a decrease in our wholesale business. This decrease was offset by a $0.6 million increase in the mail order business. The 2003 decrease in comparable store sales is primarily related to a decline in product sales as a result of lower customer traffic in our stores and outlet locations. Retail sales were impacted by the highly competitive conditions and overall difficult retail environment.

         GROSS PROFIT. Gross profit decreased to $58.7 million in 2003 from $61.8 million for 2002, a decrease of $3.1 million, or 5.0%. As a percentage of net sales gross profit is relatively constant, decreasing to 56.6% in 2003 from 56.8% in 2002. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses decreased to $49.1 million in 2003 from $51.5 million in 2002, a decrease of $2.4 million, or 4.7%. The decrease in selling, marketing and distribution expenses is primarily due to cost reductions resulting from a net 6 store decrease in the Company's store base causing lower depreciation expense and other retail cost expense reductions. The retail cost reductions related primarily to payroll and lease occupancy expenses. As a percentage of net sales, these expenses remained relatively constant, decreasing to 47.3% in 2003 from 47.4% in 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses remained relatively constant, decreasing to $5.2 million in 2003 from $5.3 million in 2002. As a percentage of net sales, these expenses increased to 5.0% in 2003 from 4.8% in 2002. The increase as a percentage of net sales is due to a lower net sales base in 2003.

         INTEREST INCOME. Interest income decreased to $2,000 in 2003 from $3.2 million in 2002. In July 2002, we entered into two transactions relating to the short-sale and repurchase of approximately $95.3 million of U.S. Treasury Securities and we earned approximately $3.2 million in interest income from holding these securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.3 million of U. S. Treasury Securities, matured on November 15, 2002 and we earned approximately $3.2 million of interest income related to these securities. In the second transaction, we repurchased $95.4 million of U.S. Treasury Securities on November 15, 2002.

         INTEREST EXPENSE. Interest expense decreased to $0.3 million in 2003 from $3.8 million in 2002. Such decrease was primarily due to $3.3 million of interest expense related to our short bond transactions (See "Interest Income"). Otherwise, interest expense decreased to $0.3 million in 2003 from $0.5 million in 2002 related to lower average outstanding borrowings during 2003 as compared to 2002.

         INCOME TAXES. In 2003, the provision for income taxes reflects a 36.1% effective tax rate, compared to a 13.6% tax rate in 2002. The increase in the effective tax rate is primarily related to a valuation allowance established in 2000 and relieved in 2002, specifically identified with the write-off of our $3.0 million investment in PETsMART.com, which represented a capital loss and required us to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, we provided a valuation allowance in 2000 to reduce our deferred tax asset to a level which, more likely than not, would be realized. In 2002, we completed our short bond transactions (See "Interest Income"), which generated the capital gains necessary to offset these capital losses thereby relieving this valuation allowance.


YEARS ENDED DECEMBER 31, 2002 AND 2001

         NET SALES. Net sales decreased to $108.8 million in 2002 from $112.4 million for 2001, a decrease of $3.6 million, or 3.2%. Of the $3.6 million decrease, $6.5 million was attributable to a 6.3% comparable store sales decrease for the period, offset by $2.7 million from new stores not opened for comparable periods, and $0.2 million increase in our wholesale business. The 2002 decrease in comparable store sales is primarily related to a decline in product sales as a result of lower customer traffic in our stores and outlet locations. Sales were impacted by the highly competitive conditions and overall difficult retail environment.

         GROSS PROFIT. Gross profit decreased to $61.8 million in 2002 from $63.2 million for 2001, a decrease of $1.4 million, or 2.2%. As a percentage of net sales, gross profit increased to 56.8% in 2002 from 56.3% in 2001. The 0.5% increase was primarily due to a shift of promotional sales to higher margined sales such as T-shirts. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses decreased to $51.5 million in 2002 from $52.7 million in 2001, a decrease of $1.2 million, or 2.3%. The decrease in these expenses is primarily a result of a decrease in depreciation of $0.8 million and various retail, sales and catalog expenses totaling $0.4 million. As a percentage of net sales, these expenses increased to 47.4% in 2002 from 46.9% in 2001, an increase of 0.5%. The increase as a percentage of net sales is due to a lower net sales base in 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $5.3 million in 2002 from $5.6 million in 2001, a decrease of $0.3 million, or 5.4%. The decrease is comprised of lower depreciation and donation expenses. As a percentage of net sales, these expenses remained relatively constant, decreasing to 4.8% in 2002 from 5.0% in 2001.

         OTHER INCOME. In 2001, other income resulted from a $0.3 million gain on the sale of PETsMART.com stock. After careful consideration of the internet and capital markets, we wrote off our entire $3,000,000 investment in PETsMART.com stock at December 31, 2000. Subsequently, in June 2001, a proposal and acceptance occurred whereby we sold this stock for $0.3 million.

         INTEREST INCOME. Interest income increased to $3.2 million in 2002 from $0.4 million in 2001. In July 2002, we entered into two transactions relating to the short-sale and repurchase of approximately $95.3 million of U.S. Treasury Securities and we earned approximately $3.2 million in interest income from holding these securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95.3 million of U. S. Treasury Securities, matured on November 15, 2002 and we earned approximately $3.2 million of interest income related to these securities. In the second transaction, we repurchased $95.4 million of U.S. Treasury Securities on November 15, 2002.

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

SEASONALITY AND QUARTERLY RESULTS

         We believe our seasonality is somewhat different than many apparel retailers since a significant number of our stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of our annual net sales and profits. In 2003, excluding sales generated by stores not open for all of 2003, substantially all our operating income and approximately 28% and 32% of our net retail sales were generated during the third and fourth quarters, respectively.

         Our quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in comparable store sales, changes in the mix of products sold, customer acceptance of new products, the timing and level of markdowns, competitive factors and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

         During 2003, our primary uses of cash were related to general operating activity, the build-out of new stores and the repurchase of common stock. We satisfied our cash requirements from cash generated from operations and existing cash balances.

         Cash provided by operating activities was $5.8 million and $6.7 million in 2003 and 2002, respectively. The $.9 million reduction in cash provided by operating activities relates to a reduction in our net income of $1.2 million, $2.6 million in 2003 compared to $3.8 million in 2002, which was offset by an increase in prepaid expenses and accounts payable relating to prepaid inventory shipments and timing of payments for inventory and operating-type expenses. Additionally, cash disbursements were less for income taxes in 2003 as compared to 2002, due to timing of payments.

         Cash used in investing activities was $1.0 million and $1.4 million during 2003 and 2002, respectively. Cash used in investing activities in 2003 and 2002 primarily related to 7 new store openings and capital additions to our existing stores. The lower capital expenditures of $1.0 million in 2003 compared to the $1.3 million of capital expenditures in 2002 results from the lower costs associated with opening only 4 new permanent stores and 3 temporary stores, whereas in 2002 we opened 7 new permanent stores.

         Cash used in financing activities during 2003 and 2002 was $0.5 million and $2.2 million, respectively. In 2003, we repurchased $0.4 million of common stock. In 2002, we paid down $1.8 million of short-term borrowings under the credit agreement and repurchased $0.2 million of common stock. Additionally, in 2002 the Company paid $150,000 in deferred financing fees related to the Company's credit facility entered into in October 2001 as compared to $45,000 in 2003.

         In October 2001, we entered into a $30.0 million three-year line of credit facility with Wells Fargo Retail Finance. This facility was amended in March 2004 in conjunction with our acquisition of The Walking Company's assets (see further discussion in the following paragraphs) which reduced the line to $28.0 million. The line is secured by substantially all of our assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants and prohibits the payment of dividends. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the most significant covenant is compliance with certain pre-defined capital expenditures. For all periods presented, we were in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75%, which is based on excess availability levels. As of December 31, 2003, we did not have an outstanding balance under this credit agreement. We had $1.0 million of letters of credit outstanding as of December 31, 2003, which expire through December 2004.

         On March 3, 2004, the Company, through a newly formed subsidiary, acquired through bankruptcy substantially all the assets and assumed certain liabilities of The Walking Company. The Walking Company (TWC) is a leading specialty retailer (operating 72 stores) of high quality comfort walkwear shoes and accessories. The total purchase price for the acquisition was approximately $19 million, subject to adjustment. The purchase price included the payment of cash and issuance of notes to certain creditors of approximately $9.0 million and $4.0 million, respectively, the assumption of certain short and long term obligations of approximately $2.8 million and incurrence of acquisition related fees totaling approximately $2.6 million. Additionally, certain creditors were issued 10% of TWC's outstanding common stock (valued at $645,000), with a right (in the form of warrants) to convert the TWC shares into shares of common stock of the Company at a price of $4.35 per share and a right to put such TWC shares to TWC for cash totaling $645,000. The notes issued to certain creditors also include provisions that allow the creditors to put a portion of their debt to TWC and/or the Company at a predetermined discount or convert a portion of their debt to the Company common stock at a price of $4.35 per share. These provision and warrants expire on June 30, 2004. The total number of shares of Company common stock issuable under all of such warrants and put provisions is 1,067,817. Additionally, included in the purchase were guarantees made by:
(1) the Company for certain real estate leases, and (2) the Chairman of the Board and Chief Executive Officer of the Company with regard to a potential
$2.9 million disputed administrative claim and the obligation of the Company to make payment of the potential exercise of put rights, which were provided in response to demands of creditors. The consideration to the Chairman and Chief Executive Officer for providing such guarantees includes that the Company and TWC granted them the right to purchase the foregoing notes issued to creditors, and related rights, in the event such notes are put to the Company or TWC at the purchase price the Company or TWC would be obligated to pay for them under the put. The Company is currently evaluating the additional contribution cost allocable to the purchase related to the fair value of the guarantees.

         In conjunction with the acquisition, the Company contributed $8.95 million to TWC ($6.45 million as equity and $2.5 million in subordinated debt.) The contribution was funded through earnings of the Company and borrowings under its current line of credit agreement totaling $7.5 million and $1.45 million was drawn on a new two year $3.0 million unsecured revolving promissory note facility with Israel Discount Bank. The revolving facility bears interest at prime plus 1% and is guaranteed by the Chairman of the Company for which he received a 2.5% guarantee fee of $75,000. At March 3, 2004, the Company had $1.45 million outstanding under this facility.

         In addition to the line of credit agreement amended in March 2004, of which $2.8 million was outstanding on March 3, 2004, TWC entered into a new $17.5 million revolving credit facility with Wells Fargo Retail Finance on March 2, 2004. The line is secured by substantially all of TWC assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants and prohibits the payment of dividends, among other things. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75%, which is based on excess availability levels. As of the March 3, 2004, TWC had approximately $3.0 outstanding under this credit agreement and $0.5 million of outstanding letters of credit.

         In 2003, our average cost to build a new store, including furniture and fixtures, and leasehold improvements, net of tenant improvement allowances, was approximately $48,000. The average total cost to build new stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and tenant improvement allowances. Our average initial inventory for new stores opened in 2003 was approximately $73,000. Our initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

         Management believes that available cash, the credit facilities in place in 2003 and 2004, and cash generated from operations will be adequate to fund the Company's working capital requirements for the foreseeable future.

COMMITMENTS AND OBLIGATIONS

         As of December 31, 2003, we had the following obligations:

                                                                 Amounts of Commitment Expiration per Period

                                                  Total
                                                  -----
                                                  Amounts         Less than 1
                                                  -------         -----------
                                                  Committed       year           1 to 3 years    4 to 5 years  Over 5 years
                                                  ---------       ----           ------------    ------------  ------------

Contractual Obligations:
  Operating leases............................    $40,763,000     $14,383,000    $17,549,000     $6,239,000    $2,592,000


Other Commercial Commitments:
  Letters of credit...........................        651,000         651,000            ---            ---             ---
  Standby letters of credit...................        315,000         315,000            ---            ---             ---
                                                  -----------     -----------     ----------     ----------    ------------

Total Commitments..............................   $41,729,000     $15,349,000    $17,549,000      $6,239,000    $2,592,000
                                                  ===========     ===========    ===========      ==========    ==========

Operating Leases - We lease retail and office space under various operating leases. Certain leases are cancelable with substantial penalties. See "Part 1.
Item 2. - Properties" for additional information regarding our leases.

Letters of Credit - We open letters of credit to facilitate inventory purchases as required by certain vendors. The letters of credit list certain documentation requirements that each vendor must present to our bank before payment is made. We are obligated to make these payments upon presentation of these documents.

         See additional discussion above under Liquidity and Capital Resources.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of intangible assets with indefinite useful lives and requires intangible assets to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of the intangible asset is more than the fair value. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. This Statement was adopted in fiscal 2002. Accordingly, amortization of intangible assets ceased on December 31, 2001.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a significant impact on our consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. We implemented the pronouncement beginning in the first quarter of fiscal year 2002. The adoption of this statement did not have an impact on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the "communication date" for one-time termination benefits and the contract termination or "cease use date" for contract costs, and will require these liabilities to be measured at fair value. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of this statement did not have an impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148. SFAS No. 123, as amended by SFAS No. 148, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in APB Opinion No. 25, if pro forma disclosure of fair value amounts is provided. We have elected the alternative of continued use of APB Opinion No. 25.

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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the consolidated financial statements since we currently have no instruments that meet this definition.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which was effective for qualifying guarantees entered into or modified after January 1, 2003. The adoption of this interpretation did not have an impact on our consolidated financial statements.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now known as FIN 46
Revised ("FIN 46R"). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply FIN 46R at an earlier date. We do not believe the adoption of this interpretation will have an impact on our consolidated financial statements.

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

         We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. Our evaluation for years ended 2003 and 2002, which included all retail locations, indicated that operating losses existed for certain retail locations with a projection that the operating losses for these retail locations will continue. As such, we recorded write-downs of leasehold improvements for certain retail stores which approximated $50,000 and $102,000 for years 2003 and 2002, respectively. Such costs are included in selling, marketing and distribution expenses in the consolidated statements of income.

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

         CONTROL BY MAJORITY SHAREHOLDER, SMALL PUBLIC FLOAT, AND LOW TRADING VOLUME OF SHARES. Our Chairman of the Board, Fred Kayne, owns over 50% of Big Dogs outstanding common stock. As a result, Mr. Kayne is able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of our stockholders, including a change in control. In addition, over 75% of our shares are held by Mr. Kayne and other directors, officers or beneficial owners of more than 10%, none of whom have historically traded in the shares on any regular basis. While our shares are currently listed on the NASDAQ National Market System, the average daily trading volume, particularly in recent years, has been very low. Due to all the foregoing, and other factors, there has been and can expect to be significant illiquidity in our shares.

         ABILITY TO SUCCESSFULLY INTEGRATE ACQUISITION. The Company acquired a significant business, and may consider other acquisitions if the opportunity presents itself. The Company's success in effectively integrating these operations, including their financial, operational and distribution practices and systems, will affect the contribution of this business to the Company's consolidated results.

         CONTINUED STORE CLOSURES. The Company continues to evaluate its current store portfolio for potential store closures. In 2003, the Company closed 13 underperforming Big Dogs stores and in 2004 to date has closed 13 Big Dogs stores (which included 3 temporary holiday stores). We will continue to take a careful position in regard to long term real estate commitments and may close additional stores if considered appropriate.

         CHANGES IN CONSUMER PREFERENCES. The consumer products industry in general, and the apparel and shoe industry in particular, are subject to changing consumer demands and preferences. Although we believe our products historically have not been significantly affected by fashion trends, our products are subject to changing consumer preferences. Our success will depend significantly on our ability to continue to produce popular graphics and products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. In addition, over the years general consumer preferences rise and decline in regard to the type of graphic and logo-oriented merchandise provided by Big Dogs, which can have an effect on our business.

         FACTORS AFFECTING STORE TRAFFIC. The large majority of Big Dogs stores are located in tourist areas, tourist-serving areas and outlet malls, and its sales depend on a high level of traffic in these locations. We, therefore, depend on the ability of these tourist destinations and malls to continue to generate a high volume of consumer traffic in the vicinity of our Big Dogs stores. Outlet mall traffic appears to have declined in recent years. Tourism and therefore, outlet mall traffic, may be adversely affected by domestic and international economic downturns, such as a recession, adverse weather, war or international conflict, acts of terrorism or terrorism alerts, natural disasters, changing consumer preferences, highway or surface street traffic, the closing of high-profile stores near our stores and declines in the desirability of the tourism or shopping environment in a particular tourist destination or mall.

         DEPENDENCE ON KEY PERSONNEL. Our success is significantly dependent on the performance of our key management, particularly Chief Executive Officer, Andrew Feshbach, and Executive Vice President--Merchandising, Doug Nilsen.

         DEPENDENCE ON THIRD-PARTY AND FOREIGN MANUFACTURERS. We do not own or operate any manufacturing facilities and are therefore dependent on third parties for the manufacture of our Big Dogs products. The loss of major suppliers, or the failure of such suppliers to timely deliver our products or to meet our quality standards, could adversely affect our ability to deliver products to our customers in a timely manner.

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

         SUBSTANTIAL COMPETITION. The markets for each of our products are highly competitive. In regard to our apparel products, the increased consumer shift toward large mass-market and discount retailers has put substantial pricing and competitive pressure on apparel retailers in general. We believe our long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices.

         RELIANCE ON INFORMATION SYSTEMS. We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Substantial disruptions affecting our information systems could have an adverse effect on our business.

         DEPENDENCE ON TRADEMARKS. We use a number of trademarks, the primary ones of which are registered with the United States Patent and Trademark Office and in a number of foreign countries. While we believe our trademark rights are strong, in our pursuit and defense of particular infringement claims it cannot be assured that we will always prevail. See "Business - Trademarks" and "Legal Proceedings."

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include the discussions in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the seasonality of business, expected new store openings, integration of acquisition and costs and inflation risks. All forward-looking statements in this document are based upon information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe we have material exposure to losses from market-rate sensitive instruments. We have not invested in derivative financial instruments. We have credit agreements with Wells Fargo Retail Finance whereby we may borrow at a floating rate. These credit agreements provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75%, based on access availability levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." We did not have any outstanding borrowings under this arrangement as of December 31, 2003.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" at Item 15(a) for a listing of the consolidated financial statements filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9a. CONTROLS AND PROCEDURES

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Other information with respect to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles and present and recent past positions of persons serving as our executive officers as of March 1, 2004:

NAME                                AGE                                POSITION
----                                ---                                --------
Andrew D. Feshbach                  43               President, Chief Executive Officer and Director
Douglas N. Nilsen                   55               Executive Vice President - Merchandising (Big Dog USA)
Anthony J. Wall                     48               Executive Vice President - Business Affairs,
                                                     General Counsel and Secretary
Roberta J. Morris                   44               Chief Financial Officer, Treasurer and
                                                     Assistant Secretary
Lee M. Cox                          35               Senior Vice President - Retail

         ANDREW D. FESHBACH co-founded the Company in May 1992 and has served as President, Chief Executive Officer and as a director since that time. From 1990 until the present, he has served as a Vice President of Fortune Financial, a private merchant banking firm owned by the Company's Chairman and majority stockholder, Fred Kayne. Mr. Feshbach has an M.B.A. from Harvard University.

         DOUGLAS N. NILSEN has served as Executive Vice President-- Merchandising for more than five years. From 1990 to September 1995, he served as Director of Merchandise at Walt Disney Attractions, Inc. for its U.S. theme parks and resorts, and in such capacity was responsible for merchandising all apparel and accessories. Mr. Nilsen has an M.B.A. from New York University.

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

        The members of the Audit Committee of the Board of Directors are Steven Good (Chairman), David Walsh and Skip Coomber. Our Board, in its judgement, has determined that Mr. Good meets the Securities and Exchange Commission's definition of audit committee financial expert and has designated him as such. Our Board has further determined that Messrs. Good, Walsh and Coomber are independent as such term is used under Schedule 14A of the Securities and Exchange Act of 1934.

        We have adopted a code of ethics for our principal executive officer and senior financial officers. Copies of the code of ethics are available by writing to Big Dog Holdings, Inc., Attention General Counsel, 121 Gray Ave., Santa Barbara, CA 93101. Should any changes to or waivers of this code of ethics be made, such changes to or waivers will be timely disclosed on the Company's website, unless the same is disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of Big Dog Holdings, Inc., relating to the 2004 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal 2003 year end.

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 30, 2004 on its behalf by the undersigned, thereunto duly authorized.

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

          SIGNATURE                                        TITLE                                  DATE
          ---------                                        -----                                  ----

/s/ANDREW D. FESHBACH                Chief Executive Officer, President and Director          March 30, 2004
---------------------
Andrew D. Feshbach                   (Principal Executive Officer)

/s/ROBERTA J. MORRIS                 Chief Financial Officer, Treasurer and Assistant         March 30, 2004
---------------------------
Roberta J. Morris                    Secretary (Principal Financial and Accounting Officer)

/s/FRED KAYNE                        Chairman of the Board                                    March 30, 2004
------------------
Fred Kayne

/s/SKIP R. COOMBER, III              Director                                                 March 30, 2004
------------------------
Skip R. Coomber, III

/s/STEVEN C. GOOD                    Director                                                 March 30, 2004
------------------
Steven C. Good

/s/ROBERT H. SCHNELL                 Director                                                 March 30, 2004
--------------------
Robert H. Schnell

/s/DAVID J. WALSH                    Director                                                 March 30, 2004
------------------
David J. Walsh


                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

                                                                                                  PAGE
                                                                                                  ----
Independent Auditors' Report.................................................................      F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002.................................      F-3

Consolidated Statements of Income for the years ended December 31, 2003, 2002, and
2001.........................................................................................      F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2003, 2002, and 2001.........................................................................      F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and
2001.........................................................................................      F-6

Notes to the Consolidated Financial Statements...............................................      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Big Dog Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 23, 2004

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                   ---------------------------------
                                                                        2003                2002
                                                                        ----                ----
                    ASSETS(Note 6)
CURRENT ASSETS:
 Cash and cash equivalents.......................................  $10,503,000          $ 6,194,000
 Receivables:
  Trade, net.....................................................       25,000              346,000
  Other..........................................................       91,000              113,000
 Inventories (Note 11)...........................................   24,752,000           24,808,000
 Prepaid expenses and other current assets.......................      789,000              457,000
 Deferred income taxes (Notes 5 and 7)...........................      875,000              853,000
                                                                    ----------           ----------
Total current assets.............................................   37,035,000           32,771,000
PROPERTY AND EQUIPMENT, Net (Note 2).............................    4,144,000            5,234,000
INTANGIBLE ASSETS, Net...........................................      211,000              149,000
DEFERRED INCOME TAXES (Notes 5 and 7)............................      946,000            1,107,000
OTHER ASSETS.....................................................      246,000              418,000
                                                                    ----------           ----------
TOTAL............................................................  $42,582,000         $ 39,679,000
                                                                    ==========           ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable..................................................$ 1,932,000         $  1,935,000
 Income taxes payable (Note 7).....................................  1,513,000              555,000
 Accrued expenses and other current liabilites(Note 3).............  4,016,000            4,159,000
                                                                     ---------            ---------
Total current liabilites...........................................  7,461,000            6,649,000
DEFERRED RENT (Note 8).............................................    606,000              693,000
DEFERRED GAIN ON SALE-LEASEBACK (Note 2)...........................    301,000              354,000
                                                                     ---------            ---------
 Total liabilities.................................................  8,368,000            7,696,000
COMMITMENTS AND CONTINGENCIES (Note 6 and 8)                         ---------            ---------
STOCKHOLDERS' EQUITY (Note 9):
 Preferred stock, $.01 par value, 3,000,000 shares authorized,
  none issued and outstanding......................................$       ---         $        ---
Common stock $.01 par value, 30,000,000 shares authorized,
 9,698,284 shares issued at December 31, 2003 and 2002.............     97,000               97,000
Additional paid-in capital......................................... 20,510,000           20,510,000
Retained earnings.................................................. 21,461,000           18,824,000
Treasury stock, 1,455,152 and 1,305,636 shares at December 31, 2003
 and 2002, respectively............................................ (7,854,000)          (7,448,000)
                                                                    ----------           ----------
Total stockholders' equity......................................... 34,214,000           31,983,000
                                                                    ----------           ----------
TOTAL..............................................................$42,582,000         $ 39,679,000
                                                                    ==========           ==========


                       See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                             YEARS ENDED DECEMBER 31,

                                                                         2003              2002             2001
                                                                         ----              ----             ----
NET SALES....................................................        $ 103,757,000    $ 108,756,000     $ 112,369,000
COST OF GOODS SOLD (Note 11).................................           45,025,000       46,970,000        49,154,000
                                                                     -------------    -------------     -------------
GROSS PROFIT.................................................           58,732,000       61,786,000        63,215,000
                                                                     -------------    -------------     -------------

OPERATING EXPENSES:
 Selling, marketing and distribution.........................           49,089,000       51,528,000        52,660,000
 General and administrative..................................            5,199,000        5,252,000         5,618,000
                                                                     -------------    -------------     -------------
  Total operating expenses...................................           54,288,000       56,780,000        58,278,000
                                                                      ------------     ------------      ------------

INCOME FROM OPERATIONS.......................................            4,444,000        5,006,000         4,937,000

OTHER INCOME (Note 4)........................................                  ---              ---          (334,000)

INTEREST INCOME (Note 5).....................................               (2,000)      (3,175,000)          (39,000)

INTEREST EXPENSE (Notes 5 and 6).............................              320,000        3,761,000         1,158,000
                                                                    --------------    -------------     -------------

INCOME BEFORE PROVISION FOR INCOME TAXES.....................            4,126,000        4,420,000         4,152,000

PROVISION FOR INCOME TAXES (Notes 5 and 7)...................            1,489,000          603,000         1,512,000
                                                                     -------------   --------------     -------------

NET INCOME...................................................         $  2,637,000     $  3,817,000      $  2,640,000
                                                                      ============     ============      ============

NET INCOME PER SHARE
 BASIC AND DILUTED...........................................         $       0.32     $       0.45      $       0.31
                                                                      ============     ============      ============


                       See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        COMMON STOCK           ADDITIONAL                        TREASURY STOCK
                        ------------           PAID-IN       RETAINED            --------------
                     SHARES      AMOUNT        CAPITAL       EARNINGS         SHARES         AMOUNT         TOTAL
                     ------      ------        -------       --------         ------         ------         -----
BALANCE,
JANUARY 1, 2001......9,686,284 $ 97,000     $20,475,000     $12,367,000      1,202,200   $(7,080,000)     $25,859,000

Repurchases common
 stock (Note 9)......      ---      ---             ---             ---         31,020      (126,000)        (126,000)
Warrants exercised...   12,000      ---          35,000             ---            ---           ---           35,000
Net income...........      ---      ---             ---       2,640,000            ---           ---        2,640,000
                     ---------   ------      ----------      ----------      ---------    ----------       -----------

BALANCE,
DECEMBER 31,2001.....9,698,000   97,000      20,510,000      15,007,000      1,233,220    (7,206,000)      28,408,000

Repurchased common
 stock (Note 9)......      ---      ---             ---             ---         72,416      (242,000)        (242,000)
Net income...........      ---      ---             ---       3,817,000            ---           ---        3,817,000
                     ---------   ------      ----------      ----------      ---------     ----------      ----------

BALANCE,
DECEMBER 31,2002.....9,698,284   97,000      20,510,000      18,824,000      1,305,636    (7,448,000)      31,983,000

Repurchased common
 stock (Note 9)......      ---      ---             ---             ---        149,516      (406,000)        (406,000)
Net income...........      ---      ---             ---       2,637,000            ---           ---        2,637,000
                      --------   ------      ----------       ----------     ---------     ----------      ----------

BALANCE,
DECEMBER 31,2003.....9,698,284 $ 97,000     $20,510,000     $21,461,000      1,455,152   $(7,854,000)     $34,214,000
                     ========= ========     ===========     ===========      =========    ===========     ===========




                  See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,

                                                                                 2003           2002            2001
                                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................  $ 2,637,000     $ 3,817,000    $ 2,640,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................    2,075,000       2,619,000      3,460,000
  Amortization of deferred financing fees..................................      151,000         153,000        136,000
  Provision for losses on receivables......................................      (25,000)         68,000        473,000
  Loss (gain) on disposition of property and equipment.....................        2,000          21,000        (74,000)
  Loss on sale of U.S. Treasury Bonds......................................          ---         115,000            ---
  Write-off of impaired asset - fixed assets...............................       50,000         102,000        287,000
  Gain on sale of PETsMART.com investment..................................          ---             ---       (334,000)
  Deferred income taxes....................................................      139,000          (6,000)      (525,000)
  Changes in operating assets and liabilities:
   Receivables.............................................................      368,000         285,000       (746,000)
   Inventories.............................................................       56,000       1,969,000        (18,000)
   Prepaid expenses and other current assets...............................     (332,000)         16,000         76,000
   Accounts payable........................................................       (3,000)       (988,000)    (1,630,000)
   Income taxes payable....................................................      958,000      (1,428,000)       157,000
   Accrued expenses and other current liabilities..........................     (143,000)         22,000        417,000
   Deferred rent...........................................................      (87,000)         10,000       (180,000)
   Deferred gain on sale-leaseback.........................................      (53,000)        (52,000)       (53,000)
                                                                            ------------    ------------   ------------
     Net cash provided by operating activities..............................   5,793,000       6,723,000      4,086,000
                                                                            ------------    ------------   ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures......................................................   (1,044,000)     (1,299,000)    (1,374,000)
 Proceeds from sale of U.S. Treasury Bonds.................................          ---      95,269,000            ---
 Repurchase of U.S. Treasury Bonds.........................................          ---     (95,384,000)           ---
 Proceeds from sale of PETsMART.com investment.............................          ---             ---        334,000
 Proceeds from sale of property and equipment..............................        7,000          16,000        177,000
 Principal repayments of notes receivable..................................          ---          16,000        107,000
 Other.....................................................................        4,000         (43,000)       (68,000)
                                                                            ------------      ----------      ---------
    Net cash used in investing activities..................................   (1,033,000)     (1,425,000)      (824,000)
                                                                            ------------      ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement.............................           ---      (1,767,000)    (4,233,000)
Repurchase of common stock................................................      (406,000)       (242,000)      (126,000)
Payment of deferred financing fees........................................       (45,000)       (150,000)      (259,000)
Proceeds from exercise of warrants........................................           ---             ---         35,000
                                                                             ------------     ------------    ----------
    Net cash used in financing activities..................................     (451,000)     (2,159,000)    (4,583,000)
                                                                             ------------     ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................    4,309,000       3,139,000     (1,321,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................    6,194,000       3,055,000      4,376,000
                                                                            -------------   -------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR..................................... $ 10,503,000    $  6,194,000   $  3,055,000
                                                                            ============    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest................................................................. $    172,000    $  3,617,000   $  1,049,000
  Income taxes............................................................. $    392,000    $  2,037,000   $  1,880,000


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

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

INVENTORIES

         Inventories, consisting substantially of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

           Store fixtures.....................................         5 years
           Machinery and equipment............................         5 years
           Computer equipment.................................         3 years
           Software...........................................         5 years

Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the term of the lease, whichever is shorter.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. The Company's evaluation for years ended 2003 and 2002, which included all retail locations, indicated that operating losses existed for certain retail locations with a projection that the operating losses for these retail locations will continue. As such, the Company recorded write-downs of leasehold improvements for certain retail stores which approximated $50,000 and $102,000 for years 2003 and 2002, respectively. Such costs are included in selling, marketing and distribution expenses in the consolidated statements of income.

INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which changed the accounting for "indefinite lived" intangibles from an amortization method to an impairment-only approach. Accordingly, amortization of intangible assets ceased on December 31, 2001. Beginning in 2002, impairment tests are performed at least annually and more often as circumstances require. Management does not believe any impairment of its intangible assets existed at December 31, 2003.

         Intangible assets, primarily trademark related, are stated at cost, less accumulated amortization. The Company had additions to trademarks of $62,000 and $36,000 in fiscal years 2003 and 2002, respectively.
Accumulated amortization was $823,000 at December 31, 2003 and 2002.


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

         The Company makes limited use of derivative instruments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge for the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the hedged item.

REVENUE RECOGNITION

         Substantially all of the Company's revenues are generated by its retail operations, which are recognized at the time of sale. The Company also generates revenues through its wholesale, Internet and mail order catalog operations, which are recognized at the time of shipment. Outbound shipping charges billed to customers are included in net sales when the products are shipped for wholesale, Internet and mail order catalog sales. The Company records an allowance for estimated returns in the period of sale based on prior experience.

INCOME STATEMENT COMPONENTS

         Cost of goods sold consists of the cost of the product and related overhead costs related to the product, including purchasing, inbound freight charges, warehouse receiving costs, quality control inspection costs, internal product development costs and shipping and other handling costs to our stores or customers.

         Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. The distribution costs included in selling, marketing and distribution expense was $2,505,000, $2,787,000, and $2,800,000 for the years ended December 31, 2003,
2002, and 2001, respectively.

         General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses.

STORE PREOPENING EXPENSES

         The Company expenses store pre-opening costs as incurred, which totaled $87,000, $121,000 and $200,000, in 2003, 2002, and 2001, respectively.

ADVERTISING COSTS

         Costs associated with the production of our mail order catalogs are capitalized and expensed over the expected revenue stream following the mailing of the respective catalog, generally three months. All other advertising costs are expensed as incurred. Advertising expense charged to operations for the years ended December 31, 2003, 2002 and 2001 was $931,000, $1,153,000 and
$1,158,000, respectively. Capitalized advertising costs related to our mail order catalogs were $87,000 and $0 as of December 31, 2003 and 2002, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

         The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                                      2003           2002           2001
                                                                      ----           ----           ----

Net income....................................................     $  2,637,000    $  3,817,000   $  2,640,000
                                                                   ============    ============   ============
Basic Weighted Average Shares:
 Weighted average number of shares outstanding................        8,307,000       8,409,000      8,456,000
Effect of Dilutive Securities:
 Options and warrants.........................................              ---             ---         21,000
                                                                   ------------     -----------   ------------
Diluted Weighted Average Shares:
 Weighted average number of shares outstanding and
 Common share equivalents.....................................         8,307,000       8,409,000      8,477,000
                                                                   =============   =============  =============

Antidilutive options and warrants.............................         1,744,000       1,683,000      1,341,000
                                                                   =============   =============  =============

         Antidilutive options and warrants consist of the weighted average of stock options and warrants for the respective years that had an exercise price greater than the average market price during the year. Such options and warrants are therefore excluded from the computation of diluted shares.

ACCOUNTING FOR STOCK-BASED COMPENSATION

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

         Had compensation cost for the Company's stock option plan been determined based on their fair value at the grant date for options granted in 2003, 2002, and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                         2003               2002             2001
                                                                         ----               ----             ----
Net income:
As reported......................................................      $  2,637,000     $ 3,817,000     $  2,640,000
Deduct:  Total stock-based employee compensation expense determined
under fair value method, net of related tax effects..............           693,000         994,000          632,000
                                                                       --------------   -----------     ------------
Pro forma........................................................      $  1,944,000     $ 2,823,000     $  2,008,000
                                                                       ============     ============    ============
Net income per share:
 As reported:
 Basic and diluted...............................................      $      0.32      $      0.45     $       0.31
 Pro forma:
 Basic and diluted...............................................      $      0.23      $      0.34     $       0.24


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

CONCENTRATION OF CREDIT RISK

         The Company has $8,551,000 of cash on deposit with two different high credit quality financial institutions in excess of the Federal Deposit Insurance Corporation limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of receivables, accounts payable and short-term borrowings approximate their carrying values because of the short-term maturity of these instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of intangible assets with indefinite useful lives and requires intangible assets to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of the intangible asset is more than the fair value. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. This Statement was adopted in fiscal 2002. Accordingly, amortization of intangible assets ceased on December 31, 2001.

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

         In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal periods beginning after December 15, 2001. The Company implemented the pronouncement beginning in the first quarter of fiscal year 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the "communication date" for one-time termination benefits and the contract termination or "cease use date" for contract costs, and will require these liabilities to be measured at fair value. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of this statement did not have an impact on the Company's consolidated financial statements.

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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the consolidated financial statements since the Company currently has no instruments that meet this definition.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which was effective for qualifying guarantees entered into or modified after January 1, 2003. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now known as FIN 46
Revised ("FIN 46R"). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply FIN 46R at an earlier date. The Company does not believe the adoption of this interpretation will have an impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

2. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                            DECEMBER 31,
                                                                            -----------
                                                                          2003            2002
                                                                          ----            ----
         Leasehold improvements.............................         $ 7,728,000     $ 7,853,000
         Store fixtures.....................................           9,560,000       9,088,000
         Machinery and equipment............................           3,455,000       3,275,000
         Computer equipment and software....................           6,031,000       5,918,000
                                                                       ---------       ---------

                                                                      26,774,000      26,134,000
         Less accumulated depreciation and amortization.....          22,630,000      20,900,000
                                                                      ----------      ----------
         Property and equipment, net........................          $4,144,000      $5,234,000
                                                                      ==========      ==========


         Depreciation and amortization expense of property and equipment totaled $2,075,000, $2,560,000 and $3,422,000 in 2003, 2002 and 2001, respectively.

         In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1,600,000. In August 1999, the Company sold this building for $2,119,000 and simultaneously entered into a 10-year lease. The $527,000 gain related to the sale of this building is being deferred over the life of the lease.

3. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consist of the following:

                                                                                  DECEMBER 31,
                                                                                  -----------
                                                                            2003              2002
                                                                            ----              ----
  Accrued compensation and benefits........................            $  2,109,000      $  2,315,000
  Sales tax payable........................................                 876,000           852,000
  Store credits............................................                 303,000           266,000
  Other current liabilities................................                 728,000           726,000
                                                                         ----------        ----------
  Total accrued liabilities and other current liabilities..              $4,016,000        $4,159,000
                                                                         ==========        ==========

4. INVESTMENT IN PETsMART.COM

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

5. SHORT BOND TRANSACTIONS

         During July 2002, the Company entered into two transactions relating to the short-sale and repurchase of $95,384,000 of U. S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95,384,000 of U. S. Treasury Securities, matured on November 15, 2002. In the second transaction, the Company repurchased $95,384,000 of U. S. Treasury Securities on November 15, 2002. As of December 31, 2002, the Company had recorded interest income of $3,172,000 and interest expense of $3,288,000 related to these transactions. The net loss related to these transactions totaled $116,000. As a result of the transactions, the Company released $1,050,000 of its deferred tax valuation allowance, as it was able to utilize the capital losses.

6. SHORT-TERM BORROWINGS

         In October 2001, we entered into a $30,000,000 three-year line of credit facility with Wells Fargo Retail Finance. This facility was amended in March 2004 in conjunction with the Company's acquisition of The Walking Company's assets (See Note 12) which reduced the line to $28,000,000. The line is secured by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants and prohibits the payment of dividends. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the most significant covenant is compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75%, which is based on excess availability levels. As of December 31, 2003, the Company did not have an outstanding balance under this credit agreement. The Company had $966,000 of letters of credit outstanding as of December 31, 2003, which expire through December 2004 and $1,132,000 of letters of credit outstanding as of December 31, 2002, which expired through December 2003.

7. INCOME TAXES

         The provision for income taxes consists of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                    -----------------------
                                                               2003          2002           2001
                                                               ----          ----           ----
        Current:
            Federal......................................  $  1,224,000    $   510,000   $ 1,707,000
            State........................................       126,000         99,000       330,000
                                                           ------------    -----------   -----------
        Total............................................     1,350,000        609,000     2,037,000
                                                           ------------    -----------   -----------

        Deferred:
            Federal......................................       101,000        (36,000)     (442,000)
            State........................................        38,000         30,000       (83,000)
                                                          -------------   ------------   ------------
        Total............................................       139,000         (6,000)     (525,000)
                                                          -------------   ------------   ------------

        Total income tax provision.......................  $  1,489,000    $   603,000   $ 1,512,000
                                                           ============    ============  ===========

         The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                2003            2002          2001
                                                                ----            ----          ----
        Federal statutory income tax rate................       34.0%          34.0%         34.0%
        State taxes, net of federal benefit..............        3.6            3.6           3.6
        Valuation allowance..............................        ---          (23.8)          ---
        Other, net.......................................       (1.5)          (0.2)         (1.2)
                                                               -----           ----          ----
        Total............................................       36.1%          13.6%         36.4%
                                                                ====           ====          ====



         Significant components of the Company's net deferred income tax assets are as follows:

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                              2003            2002
                                                                              ----            ----
        Deferred income tax assets:
            Allowance for doubtful receivables and sales returns.......     $   38,000    $   79,000
            Accrued vacation..........................................         103,000        92,000
            Inventory uniform capitalization...........................        547,000       548,000
            Depreciation...............................................        468,000       547,000
            Intangible assets..........................................        120,000       146,000
            Deferred rent..............................................        239,000       274,000
            Deferred gain on sale of building..........................        119,000       140,000
            Reserve liabilities........................................        293,000       378,000
                                                                            ----------     ---------
        Total deferred income tax assets...............................      1,927,000     2,204,000
                                                                            ----------     ---------

        Deferred income tax liabilities:
            Prepaid expenses...........................................       (89,000)       (91,000)
            State income taxes.........................................       (17,000)      (153,000)
                                                                            ----------      ---------
        Total deferred income tax liabilities..........................      (106,000)      (244,000)
                                                                            ----------      ---------

        Deferred income tax asset.....................................     $1,821,000     $1,960,000
                                                                           ==========     ==========

7. INCOME TAXES (continued)

         At December 31, 2003 and 2002, there are $875,000 and $853,000 in current deferred tax assets, respectively, and $946,000 and $1,107,000 in non-current deferred tax assets, respectively, which are included in the accompanying consolidated balance sheets.

         In fiscal 2000, the Company had established a valuation allowance of approximately $1,050,000 which was specifically identified with the $3,000,000 write off of its investment in PETsMART.com (See Note 4). The write off of this asset represented a capital loss and required the Company to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, the Company provided this valuation allowance to reduce the deferred tax asset to an amount which, more likely than not, would be realized. In 2002, the Company completed two short bond transactions. As a result of the transactions, the Company released its deferred tax valuation allowance, as it was able to utilize the capital losses.

8. COMMITMENTS AND CONTINGENCIES

LEASES
         The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31,
------------------------

                  2004............................................................     $ 14,383,000
                  2005............................................................       10,454,000
                  2006............................................................        7,095,000
                  2007............................................................        4,186,000
                  2008............................................................        2,053,000
                  Thereafter......................................................        2,592,000
                                                                                        -----------

                  Total...........................................................     $ 40,763,000
                                                                                       ============

         The above amounts do not include contingent rentals based on sales in excess of the stipulated minimum that may be paid under certain leases on retail stores. Additionally, certain leases contain future adjustments in rental payments based on changes in a specified inflation index. The effective annual rent expense for the Company is the total rent paid over the term of the lease, amortized on a straight-line basis. The difference between the actual rent paid and the effective rent recognized for financial statement purposes is reported as deferred rent.

         Rent expense for 2003, 2002 and 2001, totaled $16,325,000, $16,711,000 and $16,460,000, respectively, and includes contingent rentals of $370,000, $345,000 and $475,000 for 2003, 2002, and 2001, respectively, which are included in operating expenses in the consolidated statements of income.

LITIGATION

         The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operation or financial condition.

9. STOCKHOLDERS' EQUITY

COMMON STOCK

         In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,455,152 shares totaling $7,854,000 as of December 31, 2003 and repurchased 1,305,636 shares totaling $7,448,000 as of December 31, 2002.

         The Company's credit agreement prohibits the payment of dividends. The Company did not pay a dividend in 2003 and 2002, and does not expect to pay dividends in the future.

PREFERRED STOCK

         The Company is authorized to issue 3,000,000 of preferred stock. As of December 31, 2003 and 2002, the Company did not have any preferred stock issued or outstanding. Under the Company's Certificate of Incorporation, the Board of Directors is authorized to fix the terms of the preferred stock provided for in such Certificate.

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



The following summarizes stock option activity for the periods presented:

                                                                                     WEIGHTED-
                                                               NUMBER                AVERAGE
                                                              OF SHARES           EXERCISE PRICE
                                                              ---------           ---------------

Balance at January 1, 2001..................................  920,250                  6.10

  Options granted............................................ 820,000                  4.52
  Options cancelled.......................................... (76,000)                (5.69)
                                                             ---------
Balance at December 31, 2001................................ 1,664,250                 5.34

  Options granted............................................   94,500                 3.73
  Options cancelled..........................................  (76,500)               (5.89)
                                                             ---------
Balance at December 31, 2002............................     1,682,250                 5.23

  Options granted............................................  128,500                 3.38
  Options cancelled..........................................  (66,250)               (5.06)
                                                             ---------
Balance at December 31, 2003............................     1,744,500                 5.10
                                                             =========

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                                                 OPTIONS
                              OPTIONS OUTSTANDING                                              EXERCISABLE
                -----------------------------------------------------------------    -----------------------------
                                                   WEIGHTED-
                                                   AVERAGE               WEIGHTED-                       WEIGHTED
         RANGE OF              OPTIONS            REMAINING              AVERAGE                         AVERAGE
         EXERCISE               OUT-              CONTRACTUAL            EXERCISE      OPTIONS           EXERCISE
          PRICES               STANDING             LIFE                  PRICE        EXERCISABLE       PRICE
         -------              ----------          ----------             -------       ------------      ---------
       $2.90 - 3.60            378,000             7.1 years             $ 3.46          246,000         $ 3.44
        4.00 - 4.63            725,000             7.2 years               4.26          311,400           4.28
        5.00 - 6.50            470,500             4.6 years               6.28          411,050           6.27
            8.00                85,000             4.7 years               8.00           48,500           8.00
       10.00 - 14.00            86,000             4.6 years              10.05           29,925          10.13
                           -----------                                                -----------
        2.90 - 14.00         1,744,500             6.2 years               5.10        1,046,875           5.20
                             =========                                                ==========

         At December 31, 2003, 2002 and 2001, the number of options exercisable for each year was 1,046,875, 704,300, and 408,200, respectively. The weighted-average exercise price of those options was $5.20, $5.33, and $5.49, respectively.

         The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         The weighted average fair values of the options granted were $2.03, $3.18, and $3.07 during 2003, 2002, and 2001, respectively. The fair value of stock-based awards to employees is calculated through the use of an option pricing model, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively: expected volatility of 214%, 224%, and 200%; risk-free interest rates of 2.7%, 5.4%, and 5.2%,; expected lives of 10.0, 10.0, and 10.0 years.

10. EMPLOYEE BENEFIT PLAN

         The Company has a Retirement Savings Plan (the "Plan"), a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to substantially all of the Company's employees. The Company amended the Plan in November 2000 to match each dollar deferred up to 3% of compensation, which is limited to $1,000 annually, per participant. Participants vest in the Company's contribution at varying rates of 0% to 25% per year over six years. The Company contributed approximately $124,000, $167,000 and $139,000 in 2003, 2002 and 2001, respectively.

11. RELATED PARTY TRANSACTIONS

         Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $75,000 and $250,000 in 2003 and 2001, respectively. There were no purchases made in 2002.

         In the normal course of business, one of the Company's officers pays for certain operating expenses which are reimbursed by the Company. At December 31, 2003 and 2002, the related outstanding payable was $116,000 and $68,000, respectively.

         See discussion of related party guarantees in Note 12.

12. SUBSEQUENT EVENT

         On March 3, 2004, the Company, through a newly formed subsidiary, acquired through bankruptcy substantially all the assets and assumed certain liabilities of The Walking Company. The Walking Company (TWC) is a leading specialty retailer (operating 72 stores) of high quality comfort walkwear shoes and accessories. The total purchase price for the acquisition was approximately $19 million, subject to adjustment. The purchase price included the payment of cash and issuance of notes to certain creditors of approximately $9,000,000 and $4,000,000, respectively, the assumption of certain short and long term obligations of approximately $2,800,000 and incurrence of acquisition related fees totaling approximately $2,600,000. Additionally, certain creditors were issued 10% of TWC's outstanding common stock (valued at $645,000), with a right (in the form of warrants) to convert the TWC shares into shares of common stock of the Company at a price of $4.35 per share and a right to put such TWC shares to TWC for cash totaling $645,000. The notes issued to certain creditors also include provisions that allow the creditors to put a portion of their debt to TWC and/or the Company at a predetermined discount or convert a portion of their debt to the Company common stock at a price of $4.35 per share. These provision and warrants expire on June 30, 2004. The total number of shares of Company common stock issuable under all of such warrants and put provisions is 1,067,817. Additionally, included in the purchase were guarantees made by:
(1) the Company for certain real estate leases, and (2) the Chairman of the Board and Chief Executive Officer of the Company with regard to a potential $2,900,000 disputed administrative claim and the obligation of the Company to make payment of the potential exercise of put rights, which were provided in response to demands of creditors. The consideration to the Chairman and Chief Executive Officer for providing such guarantees includes that the Company and TWC granted them the right to purchase the foregoing notes issued to the creditors and related rights,in the event such notes are put to the Company or TWC at the purchase price the Company or TWC would be obligated to pay for them under the put. The Company is currently evaluating the additional contribution cost allocable to the purchase related to the fair value of the guarantees.

         In conjunction with the acquisition, the Company contributed $8,950,000 to TWC ($6,450,000 as equity and $2,500,000 in subordinated debt.) The contribution was funded through earnings of the Company and borrowings under its current line of credit agreement totaling $7,500,000 and $1,450,000 was drawn on a new two year $3,000,000 unsecured revolving promissory note facility with Israel Discount Bank. The revolving facility bears interest at prime plus 1% and is guaranteed by the Chairman of the Company for which he received a 2.5% guarantee fee of $75,000. At March 3, 2004, the Company had $1,450,000 million outstanding under this facility.

         In addition to the line of credit agreement amended in March 2004 (Note
6), of which $2,800,000 was outstanding on March 3, 2004, TWC entered into a new $17,500,000 revolving credit facility with Wells Fargo Retail Finance on March 2, 2004. The line is secured by substantially all of TWC assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants and prohibits the payment of dividends, among other things. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75%, which is based on excess availability levels. As of the March 3, 2004, TWC had approximately $3,000,000 outstanding under this credit agreement and $500,000 of outstanding letters of credit.

13. QUARTERLY FINANCIAL DATA (unaudited)

                                                         FIRST        SECOND        THIRD       FOURTH
                                                        QUARTER      QUARTER       QUARTER      QUARTER
                                                        -------      -------       -------      --------
                                                             (in thousands, except per share)
    Year ended December 31, 2003:
     Net sales......................................    $15,354       $24,208       $29,487      $34,708
     Gross profit...................................      8,103        14,218        16,829       19,582
     Selling, marketing and distribution expense....     11,311        11,883        12,390       13,505
     General and administrative expenses............      1,201         1,333         1,189        1,476
     Total operating expenses.......................     12,512        13,216        13,579       14,981
     (Loss)income from operations...................     (4,409)        1,002         3,250        4,601
     Net (loss)income...............................     (2,750)          559         1,947        2,881
     Net (loss)income per share.....................
      Basic and diluted.............................    $ (0.33)       $ 0.07        $ 0.24       $ 0.35
     Weighted average shares outstanding
      Basic.........................................      8,393         8,330         8,264        8,243
      Diluted.......................................      8,393         8,330         8,265        8,248

    Year ended December 31, 2002:
     Net sales......................................    $17,546       $25,763       $30,114      $35,333
     Gross profit...................................      9,266        15,008        17,417       20,095
     Selling, marketing and distribution expense....     11,836        12,342        13,117       14,233
     General and administrative expenses............      1,224         1,227         1,289        1,512
     Total operating expenses.......................     13,060        13,569        14,406       15,745
     (Loss)income from operations...................     (3,794)        1,439         3,011        4,350
     Net (loss)income...............................     (2,383)          793         1,736        3,671
     Net (loss)income per share.....................
      Basic and diluted.............................    $ (0.28)       $ 0.09        $ 0.21       $ 0.44
     Weighted average shares outstanding
      Basic.........................................      8,460         8,393         8,393        8,393
      Diluted.......................................      8,460         8,404         8,393        8,393


                      Chief Executive Officer Certification

I, Andrew D. Feshbach, President and Chief Executive Officer of Big Dog Holdings, Inc., certify that:

1. I have reviewed this report on Form 10-K of Big Dog Holdings, Inc., (the "Registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15e) for the Registrant and have:

    a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c. disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:   March 30, 2004

                                     By /s/ANDREW D. FESHBACH
                                     ----------------------------
                                     Andrew D. Feshbach
                                     Chief Executive Officer and President

                      Chief Financial Officer Certification


I, Roberta J. Morris, Chief Financial Officer of Big Dog Holdings, Inc., certify that:

1. I have reviewed this report on Form 10-K of Big Dog Holdings, Inc., (the "Registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15e) for the Registrant and have:

    a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c. disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.




Dated:   March 30, 2004

                                         By /s/ROBERTA J. MORRIS
                                         ----------------------------
                                         Roberta J. Morris
                                         Chief Financial Officer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                                Additions
                                                                ---------
                                                                Charged
                                                                -------
                                                                (Reductions
                                                                -----------
                                                 Balance at     Credited) to    Write-offs,
                                                 ----------     ------------    ----------
                                                 Beginning      Costs and       Net of         Balance at
                                                 ---------      ---------       ------         ----------
                                                 of Year        Expense         Recoveries     End of Year
                                                 -------        -------         ----------     -----------
Year ended December 31, 2001
Reserves and allowances deducted from
asset accounts:
Allowance for uncollectible accounts
receivable.....................................   $ 117,000      $ 473,000     $  (2,000)       $ 588,000


Year ended December 31, 2002
Reserves and allowances deducted from
asset accounts:
Allowance for uncollectible accounts
receivable......................................  $ 588,000      $  68,000     $(455,000)       $ 201,000

Year ended December 31, 2003
Reserves and allowances deducted from
asset accounts:
Allowance for uncollectible accounts
receivable......................................  $ 201,000      $ (25,000)    $ (80,000)       $  96,000

                                INDEX TO EXHIBITS

Exhibit Number    Description
--------------    -----------

2.1               Second Amended Plan of Reorganization of Shoes Liquidation Co.
                  (formerly The Walking Company) and Alan's Shoes, Inc., confirmed on March 2, 2004. (1)

2.2 Order of the United States Bankruptcy Court for the Central District of California confirming the Second Amended Plan of Reorganization of Shoes Liquidation Co. (formerly The Walking Company) and Alan's Shoes, Inc., entered on March 2, 2004.(1)

3.1               Amended and Restated Certificate of Incorporation (2)

3.1A              Certificate of Correction (3)

3.2               Amended and Reinstated Bylaws (3)

4.1               Reference is hereby made to Exhibits 3.1, 3.1A, and 3.2

4.2               Specimen Stock Certificate (2)

4.3 Warrant, dated March 3, 2004, to purchase 55,188 shares of the common stock of Big Dog Holdings, Inc. at an exercise price of $4.35 per share, exercisable by the tender of common stock of The Walking Company (formerly TWc Acquisition Corp.), issued to Retail & Restaurant Growth Capital L.P. Substantially identical Warrants were issueD to a total of 16 additional junior secured creditors of Shoes Liquidation Co. (formerly The Walking Company) and Alan's Shoes, Inc., in the names and amounts indicated in the schedule attached to
                  Exhibit 4.3. (1)

4.4 Warrant, dated March 3, 2004, to purchase up to 286,978 shares of the common stock of Big Dog Holdings, Inc. at an exercise price of $4.35 per share, exercisable by the tender of Junior Secured Creditors Promissory Notes issued by
                  The Walking Company (formerly TWC Acquisition Corp.), issued to Retail & Restaurant Growth Capital L.P.Substantially identical Warrants were issued to a total of 16 additional junior secured creditors of Shoes
                  Liquidation Co. (formerly The Walking Company) and Alan's Shoes, Inc., in the names and amounts indicated in the schedule attached to Exhibit 4.4. (1)

4.5 Warrant, dated March 3, 2004, to purchase up to 164,611 shares of the common stock of Big Dog Holdings, Inc. at an exercise price of $4.35 per share, exercisable by the tender of a First Unsecured Creditors Promissory Note issued by The Walking Company (formerly TWC Acquisition Corp.), issued to the Post-Confirmation Committee for the benefit of the unsecured creditors of Shoes Liquidation Co.
                 (formerly The Walking Company) and Alan's Shoes, Inc. (1)

4.6 Warrant, dated March 3, 2004, to purchase up to 4,938 shares of the Common Stock of Big Dog Holdings, Inc. at an exercise price of $4.35 per share, exercisable by the tender of a Second Unsecured Creditors Promissory Note issued by The Walking Company (formerly TWC Acquisition Corp.), issued to the Post-Confirmation Committee for the benefit of the unsecured creditors of Shoes Liquidation Co. (formerly The Walking Company) and Alan's Shoes, Inc. (1)

4.7 Junior Secured Creditors Promissory Notes, dated March 3, 2004, in the aggregate principal amount of $3,279,000, issued by The Walking Company (formerly TWC Acquisition Corp.) to the junior secured creditors of Shoes Liquidation
                  Co. (formerly The Walking Company) and Alan's Shoes, Inc.
                 (the "Debtors") pursuant to the Debtors' Second Amended
                  Plan of Reorganization.(1)


4.8 First Unsecured Creditors Promissory Note, dated March 3, 2004, in the principal amount of $700,000, issued by The Walking Company (formerly TWC Acquisition Corp.) to the Post-Confirmation Committee for the benefit of the unsecured creditors of Shoes Liquidation Co. (formerly The Walking Company) and Alan's Shoes, Inc. (the "Debtors") pursuant to the Debtors' Second Amended Plan of Reorganization.(1)

4.9 Second Unsecured Creditors Promissory Note, dated March 3, 2004, in the principal amount of $21,000, issued by The Walking Company (formerly TWC Acquisition Corp.) to the Post-Confirmation Committee for the benefit of the unsecured creditors of Shoes Liquidation Co. (formerly The Walking Company) and Alan's Shoes, Inc. (the "Debtors") pursuant to the Debtors' Second Amended Plan of Reorganization (1)

10.10             Amended and Restated 1997 Performance Award Plan (5)

10.10A            Form of Employee Nonqualified 1997 Performance Award Plan (2)

10.10B Terms and Conditions for Non-Qualified Options Granted under the Amended and Restated 1997 Performance Award Plan (4)

10.10C            Form of Eligible Director Non-Qualified Stock Option Agreement
                  (4)

10.11 Lease between Big Dog USA, Inc. and The Prudential Insurance Company of America dated November 4, 1997 (3)

10.12             Form of Indemnification Agreement (1)

21.1              List of Subsidiaries of Big Dog Holdings, Inc.

23.1              Independent Auditors' Consent

24.1              Power of Attorney (included in signature page)

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Loan and Security Agreement, dated March 3, 2004, among the lenders signatory thereto, Wells Fargo Retail Finance
                  II, LLC, as agent, and The Walking Company (formerly TWC Acquisition Corp.), as borrower.(1)

99.2 Third Amendment to Loan and Security Agreement, dated March 3, 2004, among the lenders signatory thereto, Wells
                  Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc. and CSI Acquisition Corporation, as borrowers.(1)


(1) Incorporated by reference from the Company's Current Report on Form 8-K filed as of March 3, 2004. The exhibits and schedules to the Plan have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Big Dog Holdings, Inc. will furnish copies of any of such exhibits and schedules to the Securities and Exchange Commission upon request.
(2) Incorporated by reference from the Company's S-1 Registration Statement (No. 333-33027) as amended , which became effective September 25, 1997.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(4)      Incorporated by reference from the Company's Schedule TO filed
         July 31, 2000.
(5)      Incorporated by reference from the Company's Annual Report on Form
         10-K for the year ended December 31, 1998.