Form 10-Q
period 2004-03-31
BIG DOG HOLDINGS INC
filed 2004-05-20
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004


                                       or

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

                                 (805) 963-8727
               (Registrant's telephone number,including area code)


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


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 1, 2004 was 8,247,232 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
                                                                            NO.
                                                                           ----

PART 1.           FINANCIAL INFORMATION (Unaudited)...........................3

ITEM 1:           FINANCIAL STATEMENTS (Unaudited)

                  CONSOLIDATED BALANCE SHEETS
                  March 31, 2004 and December 31, 2003........................3


                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three months ended March 31, 2004 and 2003......... ........4


                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended March 31, 2004 and 2003..................5


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................6


ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................12

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.16

ITEM 4:           CONTROLS AND PROCEDURES....................................16

PART II:          OTHER INFORMATION..........................................17

ITEM 1:           LEGAL PROCEEDINGS..........................................17

ITEM 2:           CHANGES IN SECURITIES,USE OF PROCEEDS AND ISSUER
                  PURCHASE OF EQUITY SECURITIES..............................17

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES............................17

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........17

ITEM 5:           OTHER INFORMATION..........................................17

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K...........................17

SIGNATURES...................................................................18

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS (UNAUDITED)

                  BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                            March 31,             December 31,
                                                                               2004                  2003
                                                                   -------------------------  ------------------

                             ASSETS (Notes 2 and 3)
CURRENT ASSETS:
   Cash and cash equivalents......................................              $1,251,000        $ 10,503,000
   Accounts receivable, net.......................................                 413,000             116,000
   Inventories....................................................              41,776,000          24,752,000
   Prepaid expenses and other current assets......................               1,280,000             789,000
   Deferred income taxes..........................................               2,604,000             875,000
                                                                   -------------------------  ------------------
     Total current assets.........................................              47,324,000          37,035,000
PROPERTY AND EQUIPMENT, Net ......................................              10,653,000           4,144,000
INTANGIBLE ASSETS, Net............................................                 214,000             211,000
DEFERRED INCOME TAXES ............................................               1,053,000             946,000
OTHER ASSETS.........................................................              433,000             246,000
                                                                   -------------------------  ------------------
TOTAL.............................................................             $59,677,000        $ 42,582,000
                                                                   =========================  ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY (Notes 2 and 3)
CURRENT LIABILITIES:
   Short-term borrowings..........................................              $7,061,000        $    ----
   Redeemable convertible notes..................................                4,992,000             ----
   Accounts payable...............................................               7,270,000           1,932,000
   Income taxes payable...........................................                  38,000           1,513,000
   Accrued expenses and other current liabilities.................               5,628,000           4,016,000
                                                                   -------------------------  ------------------
     Total current liabilities....................................              24,989,000           7,461,000
LONG TERM BORROWINGS..............................................               1,944,000             ----
NOTE PAYABLE......................................................                 487,000             ----
CAPITAL LEASE OBLIGATIONS.........................................                 139,000             ----
DEFERRED RENT.....................................................                 597,000             606,000
DEFERRED GAIN ON SALE-LEASEBACK...................................                 287,000             301,000
                                                                   -------------------------  ------------------
   Total liabilities..............................................              28,443,000           8,368,000
                                                                   -------------------------  ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
     none issued and outstanding..................................                  ----                  ----
   Common stock, $.01 par value, 30,000,000 shares authorized,
     9,702,384 and 9,698,284 issued at March 31, 2004 and
     December 31, 2003, respectively..............................                  97,000              97,000
   Additional paid-in capital.....................................              20,526,000          20,510,000
   Retained earnings..............................................              18,465,000          21,461,000
   Treasury stock, 1,455,152 shares at March 31, 2004 and
     December 31, 2003............................................              (7,854,000)         (7,854,000)
                                                                   -------------------------  ------------------
     Total stockholders' equity...................................              31,234,000          34,214,000
                                                                   -------------------------  ------------------
TOTAL.............................................................             $59,677,000        $ 42,582,000
                                                                   =========================  ==================

See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,

                                                                                2004               2003
                                                                          -----------------   ---------------

NET SALES........................................................             $  21,880,000       $15,354,000
COST OF GOODS SOLD...............................................                10,659,000         7,251,000
                                                                          -----------------   ---------------
GROSS PROFIT.....................................................                11,221,000         8,103,000
                                                                          -----------------   ---------------
OPERATING EXPENSES:
   Selling, marketing and distribution...........................                14,132,000        11,311,000
   General and administrative....................................                 1,797,000         1,201,000
                                                                          -----------------   ---------------
       Total operating expenses..................................                15,929,000        12,512,000
                                                                          -----------------   ---------------
LOSS FROM OPERATIONS.............................................                (4,708,000)       (4,409,000)

INTEREST EXPENSE.................................................                   124,000            62,000
                                                                          -----------------   ---------------
LOSS BEFORE BENEFIT
   FOR INCOME TAXES .............................................              (  4,832,000)       (4,471,000)

BENEFIT FOR INCOME TAXES.........................................                (1,836,000)       (1,721,000)
                                                                          -----------------   ---------------
NET LOSS.........................................................         $      (2,996,000)      $(2,750,000)
                                                                          =================   ===============
NET LOSS PER SHARE
   BASIC AND DILUTED.............................................         $           (0.36)      $    (0.33)
                                                                          =================   ===============
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED.............................................                 8,244,000         8,393,000
                                                                          =================   ===============

              See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,

                                                                               -------------------------------------
                                                                                    2004                 2003
                                                                               ----------------    -----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss...............................................................$ (2,996,000)       $(2,750,000)
           Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization......................................     643,000            571,000
              Compensation expense...............................................     328,000              ---
              Amortization of deferred financing fees............................      38,000             38,000
              Provision for losses on receivables................................       5,000             13,000
              Loss on disposition of property and equipment......................       9,000              8,000
              Deferred income taxes..............................................  (1,836,000)        (1,768,000)
              Changes in operating assets and liabilities:
                   Receivables...................................................    (301,000)           278,000
                   Inventories...................................................  (4,270,000)        (4,989,000)
                   Prepaid expenses and other assets.............................   1,218,000           (492,000)
                   Accounts payable..............................................   3,545,000          3,807,000
                   Income taxes payable..........................................  (1,475,000)          (541,000)
                   Accrued expenses and other current liabilities................  (3,580,000)        (1,591,000)
                   Deferred rent.................................................      (9,000)           (40,000)
                   Deferred gain on sale-leaseback...............................     (14,000)           (14,000)
                                                                               ----------------    --------------
                       Net cash used in operating activities.....................  (8,695,000)        (7,470,000)
                                                                               ----------------    --------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures...................................................    (199,000)          (213,000)
          Acquisition of The Walking Company, net of cash acquired...............  (1,577,000)               ---
          Other..................................................................        ---              (5,000)
                                                                               ----------------    -------------
                       Net cash used in investing activities.....................  (1,776,000)          (218,000)
                                                                               ----------------    -------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings under lines of credit agreement.........................   1,207,000          2,637,000
          Exercise of stock options..............................................      16,000                ---
          Repayment of capital lease obligations.................................      (4,000)               ---
                                                                               ----------------    -------------
                       Net cash used in financing activities.....................   1,219,000          2,637,000
                                                                               ----------------    -------------
     NET DECREASE IN CASH........................................................  (9,252,000)        (5,051,000)
     CASH, BEGINNING OF PERIOD...................................................  10,503,000          6,194,000
                                                                               ----------------    -------------
     CASH, END OF PERIOD.......................................................$    1,251,000      $   1,143,000
                                                                               ================    =============
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for:
              Interest......................................................... $      29,000       $     25,000
              Income taxes......................................................$   1,468,000       $    588,000

     SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
          ACQUISITION OF THE WALKING COMPANY:
              Working capital, other than cash..................................$    197,000
              Properties.........................................................  6,962,000
              Redeemable convertible notes and rights assumed.................... (4,998,000)
              Notes payable......................................................   (584,000)
                                                                                ---------------
              Net cash effect due to acquisition of net assets
                of The Walking Company .........................................$  1,577,000
                                                                                ==============

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

              The interim financial statements for the three months ended March 31, 2004 contain the results of operations since March 3, 2004, of the Company's acquisition of primarily all the assets of The Walking Company. For a complete description of the acquisition see Note 2 below.

              In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     NOTE 2. The Walking Company Acquisition

              On March 3, 2004 (the "acquisition date"), the Company acquired substantially all of the assets and assumed certain liabilities of The Walking Company (the "acquisition"), pursuant to an asset purchase agreement for a purchase price of approximately $22 million (subject to adjustment). The Walking Company is a leading independent specialty retailer of high quality, technically designed comfort walk wear and accessories. The Walking Company had total annual sales of approximately $74 million in 2003 and had been operating under the protection of the U.S. Bankruptcy Court since July 2003. The Company was selected as the highest and best bidder for The Walking Company assets at a U.S. Bankruptcy Court ordered auction, which was confirmed on March 2, 2004.

              Under the terms of the asset purchase agreement, a subsidiary of the Company acquired substantially all of the assets of The Walking Company including, but not limited to, the inventory and fixed assets of 72 stores located in 28 states and trademarks, all of which will be used by the subsidiary to continue the business under the name "The Walking Company" ("TWC"). As a result of the acquisition, the Company believes operational synergies will be obtained leading to future growth and profitability. The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations of TWC have been consolidated in the Company financial statements since the acquisition date.

              The purchase price consisted of approximately $1.7 million in cash, $5.6 million in issuance of notes and rights, $14.5 million of assumption of accounts payable, accrued expenses and other liabilities (including acquisition related costs of $1.7 million.) The Company funded the cash portion of the purchase price by drawing upon existing and new lines of credit, and from available cash.

              The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below. The purchase price allocation is subject to change and will be finalized upon review and refinement of certain estimates and completion of valuation and appraisals.

                       Cash and cash equivalents.                 $    123,000
                       Inventories                                  12,754,000
                       Other current assets                          1,944,000
                       Property, plant and equipment                 6,962,000
                                                                  ------------
                                Total assets acquired             $ 21,783,000
                                                                  ------------

                       Current and other liabilities              $ 14,501,000
                       Notes payable and rights issued               5,582,000
                                                                  ------------
                                Total liabilities assumed         $ 20,083,000
                                                                  ------------
                             Net assets acquired over liabilities $  1,700,000
                                                                  ============

              The following table presents unaudited pro forma results of the combined operations for the three months ended March 31, 2004 and 2003, respectively, as if the acquisition had occurred as of the beginning of such periods rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                               2004            2003
                                                               ----            ----
              Net sales                                   $  30,199,000    $  29,163,000
              Net loss                                       (3,547,000)      (4,355,000)
              Net loss per common share:
                       Basic and diluted                  $      (0.43)   $       (0.52)

     The pro forma results have been prepared based on available information, using assumptions that the Company's management believes are reasonable and include no significant non-recurring items. The results do not purport to represent the actual financial position or results of operations that would have occurred if the acquisition had occurred on the dates specified. The results above are not necessarily indicative of the results that may be achieved in the future. These results also do not reflect any adjustments for the effect of certain operating synergies or expected cost reductions that the Company may realize as a result of the acquisition. No assurances can be given that the amount of financial benefits, if any, may actually be realized as the result of the acquisition.

     NOTE 3. Debt

     Short-term Borrowings
     ---------------------

              In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in April 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the more significant covenants include compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% (4.00% at March 31, 2004), which is based on excess availability levels. As of March 31, 2004 and December 31, 2003, the Company had $6,904,000 and $0, respectively, outstanding under the Amended Credit Agreement. Additionally, the Company had $799,000 and $966,000, respectively, of letters of credit outstanding as of March 31, 2004 and December 31, 2003. The letters of credit expire through December 31, 2004.

     Long-term Borrowings
     --------------------

              In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, TWC was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75% (4.25% at March 31, 2004), which is based on excess availability levels. As of March 31, 2004, TWC had approximately $488,000 outstanding under this credit agreement and $413,000 of outstanding letters of credit. The letters of credit expire through December 31, 2004.

              In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% (5.00% at March 31, 2004) and is personally guarantied by the Chairman of the Company, for which he received a 2.5% guarantee fee of $75,000. At March 31, 2004, the Company had $1,456,000 outstanding under this facility.

     Redeemable Convertible Notes
     ----------------------------

              In conjunction with the acquisition, the Company assumed $3,279,000 of secured promissory notes and $700,000 and $21,000 of unsecured promissory notes, respectively, payable to certain former creditors of The Walking Company. The secured notes are secured by a lien against substantially all the assets of TWC that is subordinated to the Wells Fargo line of credit. The secured promissory notes bear interest at 7%, payable quarterly, and principal is due in equal annual payments of $550,000 at the end of years two through five, with the balance of $1,079,000 due on March 3, 2010. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the "note put rights"). For purposes of these financial statements, the estimated fair value of these notes at the acquisition date was $3,694,000, and the notes were recorded at this amount in the preliminary purchase price allocation. Such notes are included in redeemable convertible notes in the accompanying consolidated balance sheet.

              The $700,000 unsecured promissory notes bear interest at 7%, payable quarterly, with annual principal payments of $100,000 due at the end of years two and three and $150,000 at the end of year four, with the remaining balance of $350,000 due March 2, 2009. The $21,000 unsecured notes bear the same terms, except all principal is due March 2, 2010. The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004. The estimated fair value of these notes at the acquisition date was $576,800, and these notes were recorded at this amount in the preliminary purchase price allocation. Such notes are included in redeemable convertible notes in the accompanying consolidated balance sheet.

              In order to facilitate the acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised. The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the "Assigned Group"). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying statements of operations.

     Note Payable
     ------------

              As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $584,000. The Bankruptcy Code requires that each holder of a priority tax claims will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At March 31, 2004, $97,000 of the priority tax claim note has been classified as current and is included in short-term borrowings in the accompanying consolidated balance sheet.

     NOTE 4.  Accounting for Stock-based Compensation

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

           The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

                                                                 Three Months Ended
                                                                 ------------------
                                                                      March 31,
                                                                      --------
                                                                2004                 2003
                                                                ----                 ----
Net loss:
 As reported......................................          $  (2,996,000)       $ (2,750,000)
 Add:  Stock-based employee compensation expense
   included in reported net loss, net of related tax
   effects........................................                114,000                 ---
 Deduct: Total stock-based employee compensation
   expense determined under fair value method, net
   of related tax effects.........................               (837,000)           (163,000)
                                                                 ---------           ---------
 Pro forma........................................           $ (3,719,000)        $(2,913,000)
                                                             =============        ============
Net loss per share:
 As reported:
 Basic and diluted................................           $     (0.36)      $        (0.33)
 Pro forma:
 Basic and diluted................................           $     (0.45)      $        (0.35)
Antidilutive options..............................               668,000            1,678,000

NOTE 5. Stockholder's Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of March 31, 2004, the Company had repurchased 1,455,152 shares totaling $7,854,000.

         In conjunction with the acquisition, the Company issued to certain former creditors of The Walking Company 10%(10,000 shares)of the outstanding common stock of TWC, the subsidiary of the Company that acquired such assets (the "minority interest"). The holders of the minority interest were also provided the right to sell ("put") such shares to TWC for cash totaling $645,000 through June 30, 2004 (the "stock put rights"). Additionally, these holders received the right to instead convert the minority interest into 148,276 shares of common stock of the Company at a price of $4.35 per share through June 30, 2004 (the "stock rights"). On April 23, 2004, TWC was merged into a wholly owned subsidiary of the Company also called "The Walking Company" or "TWC." As a result, the post-merger TWC is now a wholly owned subsidiary of the Company and the holders of the TWC shares comprising the minority interest (excluding those who had already converted their TWC shares into shares of the Company) are entitled to receive $64.50 per share in cash (the "Merger Consideration"). The minority interest shall no longer be outstanding and shall automatically be cancelled and retired and each holder of such shares shall cease to have any rights with respect thereto, except the right to receive the Merger Consideration. The holders of the minority interest continue to have the right to exercise the stock rights through June 30, 2004 by applying the cash proceeds from TWC shares to the purchase of shares of common stock of the Company at $4.35 per share. Based on the terms of such securities and as a result of the post-period merger, the related obligations and stock rights have been recorded as redeemable convertible notes in the accompanying consolidated balance sheet. The estimated fair value of such securities at the date of the acquisition was $727,000 and such securities were recorded at this amount in the preliminary purchase price allocation.

NOTE 6.  Segment Information

         Since The Walking Company acquisition on March 3, 2004, the Company has operated its business under two reportable segments: (i) Big Dog Sportswear business, and (ii) The Walking Company business.

         The Big Dog Sportswear business includes the Company's 191 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

         The Walking Company business includes the Company's 72 Walking Company stores located primarily in leading retail malls.

         The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store's contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the three months ended March 31, 2004 (with The Walking Company's results being reported only for the period from the March 3, 2004 acquisition date):


                                                                For the Three Months Ended March 31, 2004
                                                                ------------------------------------------
                                                                Big Dog           The Walking       Total
                                                                -------           -----------       -----
                                                                Sportswear        Company
                                                                ----------        -------
Statement of Income:
Sales                                                           $16,626,000       $5,254,000     $21,880,000
Gross margin                                                      8,736,000        2,485,000      11,221,000
Selling, marketing
  and distribution                                               11,461,000        2,671,000      14,132,000
General and administrative.                                       1,327,000          470,000       1,797,000
                                                                  ---------        ---------     -----------
Loss from Operations                                             (4,052,000)        (656,000)     (4,708,000)

Interest expense                                                     71,000           53,000         124,000
Benefit for income taxes                                         (1,567,000)        (269,000)     (1,836,000)
                                                                 -----------       ---------     -----------
Net loss                                                        $(2,556,000)       $(440,000)    $(2,996,000)
                                                                ============       ==========   ============

Balance Sheet:
Total Assets                                                    $37,835,000      $21,842,000     $59,677,000
Total Liabilities                                                15,937,000       12,506,000      28,443,000

NOTE 7. Recently Issued Accounting Standards

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

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised ("FIN 46R"). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply FIN 46R at an earlier date. The adoption of this interpretation during the fiscal quarter ended March 31, 2004 did not have an impact on the Company's consolidated financial statements.

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

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2003. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this quarterly report on form 10-Q, and the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $21.9 million for the three months ended March 31, 2004 from $15.4 million for the same period in 2003, an increase of $6.5 million, or 42.2%. The increase was primarily related to the following:
$5.3 million was attributable to The Walking Company stores sales since March 3, 2004 and $1.3 million is attributable to an increase in comparable store sales of 9.2%. The increase was offset by $0.1 million attributable to a decrease in sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period. The increase in comparable store sales is primarily related to an overall increase in consumer traffic in our stores and outlet locations.

         GROSS PROFIT. Gross profit increased to $11.2 million for the three months ended March 31, 2004 from $8.1 million for the same period in 2003, an increase of $3.1 million, or 38.3%. As a percentage of net sales, gross profit decreased to 51.3% in the three months ended March 31, 2004 from 52.8% for the same period in 2003. The decrease was attributable to the addition of The Walking Company store sales as of the acquisition date of March 3, 2004.
Such decrease in margin is expected to continue for future periods, as The Walking Company margin contribution is generally lower than the Company's historical results. The Walking Company gross margin was 47.3% for the period ended March 31, 2004 as compared to Big Dogs' contribution of 52.6% (which is consistent with Big Dogs' gross margin of 52.8% in the same fiscal 2003 period). Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $14.1 million in the three months ended March 31, 2004 from $11.3 million for the same period for 2003, an increase of $2.8 million, or 24.8%. The $2.8 million increase is primarily due to $2.7 million related to The Walking Company. As a percentage of net sales, these expenses decreased to 64.6% in the three months ended March 31, 2004 from 73.7% in the same period in 2003, a decrease of 9.1%. The decrease as a percentage of sales is primarily related to spreading expenses over a larger revenue base in addition to synergies created as a result of the acquisition of The Walking Company. Due to the acquisition, this decrease in expenses as a percentage of revenue is expected to continue in future periods.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.8 million for the three months ended March 31, 2004 from $1.2 million for the same period in 2003. The increase is directly attributable to The Walking Company acquisition and the recording of $.3 of compensation expense. As a percentage of net sales, these expenses increased to 8.2% in the three months ended March 31, 2004 from 7.8% for the same period in 2003.

         INTEREST EXPENSE. Interest expense remained constant at $0.1 million for the three months ended March 31, 2004 and 2003. There was a slight increase in interest expense due to additional borrowings. Such increase in interest expense is expected to increase in future periods as a result of The Walking Company acquisition.

         INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 38.0%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in "Seasonality" below.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2004, the Company's primary uses of cash were for the acquisition of The Walking Company, merchandise inventories, income tax payments, and general operating activity. The Company satisfied its cash requirements from existing cash balances, short-term borrowings under its line of credit agreements and other borrowings.

         Cash used in operating activities was $8.7 million and $7.5 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cash used in operating activities is principally due to an increase in the net loss for the period, operating cash requirements, and income taxes.

         Cash used in investing activities was $1.8 million and $0.2 million for the three months March 31, 2004 and 2003, respectively. Of the cash used in investing activities in 2004, $1.6 million relates to the acquisition of the Walking Company.

         Cash provided by financing activities was $1.2 million in the three months ended March 31, 2004 compared to $2.6 million in the same period in 2003. In the three months ended March 31, 2004 and 2003, the Company had net borrowings of $1.2 million and $2.6 million, respectively, under its borrowing agreement.

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in April 2004 (the "Amended Credit Agreement"). The Amended Credit agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain per-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the most significant covenant is compliance with certain pre-defined capital expenditures. For all periods presented, we were in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% (4% at March 31, 2004), which is based on excess availability levels. As of March 31, 2004 and December 31, 2003, the Company had $6,904,000 and $0, respectively, outstanding under this credit agreement. Additionally, the Company had $799,000 and $966,000, of letters of credit outstanding as of March 31, 2004 and December 31, 2003, respectively. The letters of credit expire through December 15, 2004.

         In addition to such line of credit of the Company, TWC entered into a new three year $17,500,000 revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all of TWC assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, we were in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75% (4.25% at March 31, 2004), which is based on excess availability levels. As of March 31, 2004, TWC had approximately $488,000 outstanding under this credit agreement which is expected to be repaid after a one-year period and $413,000 of outstanding letters of credit. The letters of credit expire through December 15, 2004.

         In March 2004, and in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank. The revolving facility bears interest at prime plus 1% and is guaranteed by the Chairman of the Company for which he received a 2.5% guarantee fee of $75,000. At March 31, 2004, the Company had $1,456,000 outstanding under this facility which is expected to be repaid after a one-year period.

         In conjunction with the acquisition, the Company assumed $3,279,000 of secured promissory notes and $700,000 and $21,000 of unsecured promissory notes, respectively, payable to certain former creditors of The Walking Company. The secured note holders are secured by a lien against substantially all the assets of TWC that is subordinated to the Wells Fargo line of credit. The secured promissory notes bear interest at 7%, payable quarterly, and principal is payable in equal annual payments of $550,000 at the end of years two through five and the remaining principal balance of $1,079,000 is due on March 3, 2010. The secured note holders were also granted the right to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004. The estimated fair value of the notes at the date of the acquisition was $3,694,000, and the notes were recorded at this amount in the preliminary purchase price allocation. Such notes are included in redeemable convertible notes in the accompanying consolidated balance sheet.

         The $700,000 unsecured promissory notes bear interest at 7%, payable quarterly, with annual principal payments of $100,000 due at the end of years two and three and $150,000 at the end of year four, with the remaining balance of $350,000 due March 2, 2009. The $21,000 unsecured notes bear the same terms, except all principal is due March 2, 2010. The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004. The estimated fair value of these notes at the acquisition date was $576,800, and these notes were recorded at this amount in the preliminary purchase price allocation. Such notes are included in redeemable convertible notes in the accompanying consolidated balance sheet.

         In order to facilitate the acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured notes, if the note put rights were exercised. The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the "Assigned Group"). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying statements of operations.

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $584,000. The Bankruptcy Code requires that each holder of a priority tax claims will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At March 31, 2004, $97,000 of the priority tax claim note has been classified as current and is included in short-term borrowings in the accompanying consolidated balance sheet.

         The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002.


COMMITMENTS AND OBLIGATIONS

         As of March 31, 2004, we had the following obligations, net of interest:

                                        Amounts of Commitment Expiration per Period
                                        -------------------------------------------

                                   Total Amounts       Less than 1
                                   ---------           -------
                                   Committed           year           1 to 3 years     4 to 5 years     Over 5 years
                                   ---------           ---------      ------------     ------------     ------------
Debt:
  Revolving lines of credit.....   $  8,848,000       $  6,904,000    $  1,944,000     $     ---         $      ---
  Redeemable convertible notes..      4,992,000          4,992,000             ---           ---                ---
  Priority tax claims...........        584,000             97,000          97,000         97,000            293,000

Contractual Obligations:
  Operating leases..............     86,128,000         23,263,000      45,636,000     12,087,000          5,142,000
  Capital leases................        206,000             67,000         139,000           ---                ---

Other Commercial Commitments:
  Letters of credit.............        847,000            847,000            ---            ---                ---
  Standby letters of credit.....        365,000            365,000            ---            ---                ---
                                    -----------       ------------     -----------     -----------        ------------
Total Commitments...............   $101,970,000       $ 36,535,000     $47,816,000     $12,184,000        $ 5,435,000
                                   ------------       ------------     -----------     -----------        ------------

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

ITEM 3:

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. In the normal course of business, the financial position and results of operations of the Company are subject to market risk associated with interest rate movements on borrowings. The Company's credit facilities contain a performance-pricing structured-interest charge, ranging up to LIBOR plus 2.75% based on excess availability levels. The Company's market risk on interest rate movements will increase based on higher borrowing levels. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 4:
                   CONTROLS AND PROCEDURES

         At March 31, 2004, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

PART II.          OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

                  The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its operation or financial condition.

ITEM 2:           CHANGES IN SECURITIES, USE OF PROCEEDS AND
                  ISSUER PURCHASES OF EQUITY SECURITIES

                  In connection with the March 3, 2004 acquisition of the assets of The Walking Company, former creditors of The Walking Company shares of common stock of TWC, received rights to convert certain promissory note issued by TWC into common stock of the Company, and rights to convert such TWC stock into shares of common stock of the Company. See ITEM 2:
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES, above. Such securities were issued without registration under the Securities Act of 1933 pursuant the exemption under
                  Section 1145(a) of the federal Bankruptcy Code.

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5:           OTHER INFORMATION
                  Not applicable

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                          32.1      Certification pursuant to
                                    Section 906 of the
                                    Sarbanes-Oxley Act of 2002

(                 b) Reports on Form 8-K


                     On March 18, 2004, the Company filed a current report on Form 8-K to report the acquisition of The Walking Company on March 3, 2004

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BIG DOG HOLDINGS, INC.



May 20, 2004                       /s/ ANDREW D. FESHBACH
                                   ----------------------
                                   Andrew D. Feshbach
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


May 20, 2004                       /s/ ROBERTA J. MORRIS
                                   ---------------------
                                   Roberta J. Morris
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)

            Chief Executive Officer Certification

I, Andrew D. Feshbach, President and Chief Executive Officer of Big Dog
    Holdings, Inc., certify that:

1. I have reviewed this report on Form 10-Q of Big Dog Holdings, Inc., (the "Registrant");

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

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this b report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c. disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal controls over a financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:   May 20, 2004


                                By /s/ANDREW D. FESHBACH
                                ----------------------------
                                Andrew D. Feshbach
                                Chief Executive Officer and President

                      Chief Financial Officer Certification





I, Roberta J. Morris, Chief Financial Officer of Big Dog Holdings, Inc., certify that:

1. I have reviewed this report on Form 10-Q of Big Dog Holdings, Inc., (the "Registrant");

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

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this b report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c. disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies and material weaknesses in the design or operation of internal controls over a financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:   May 20, 2004


                                               By /s/ROBERTA J. MORRIS
                                               ----------------------------
                                               Roberta J. Morris
                                               Chief Financial Officer