Form 10-Q
period 2004-06-30
BIG DOG HOLDINGS INC
filed 2004-08-13
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

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

            Yes                                            X No
         ---                                             ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

             Yes                                           X No
         ----                                            ---

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 9, 2004 was 9,165,532 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
                                                                          NO.
                                                                          ---


PART 1.     FINANCIAL INFORMATION (Unaudited)............................ 3

ITEM 1:     FINANCIAL STATEMENTS (Unaudited)

            CONSOLIDATED BALANCE SHEETS
            June 30, 2004 and December 31, 2003.......................... 3

            CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and six months ended June 30, 2004
            and 2003..................................................... 4

            CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six months ended June 30, 2004 and 2003...................... 5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................... 7

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................... 13

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK... 19

ITEM 4:     CONTROLS AND PROCEDURES...................................... 19

PART II:    OTHER INFORMATION............................................ 19

ITEM 1:     LEGAL PROCEEDINGS............................................ 19

ITEM 2:     CHANGES IN SECURITIES,USE OF PROCEEDS AND ISSUER
            PURCHASE OF EQUITY SECURITIES................................ 19

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES.............................. 19

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 20

ITEM 5:     OTHER INFORMATION.............................................20

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K............................. 20

SIGNATURES............................................................... 21

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS (UNAUDITED)

                   BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                           June 30,               December 31,
                                                                            2004                       2003
                                                                   ---------------------    ----------------------
                                        ASSETS (Notes 2 and 3)
CURRENT ASSETS:
  Cash and cash equivalents                                                $  1,525,000               $ 10,503,000
  Receivables, net                                                              229,000                    116,000
  Inventories                                                                41,653,000                 24,752,000
  Prepaid expenses and other current assets                                   1,111,000                    789,000
  Deferred income taxes                                                       1,559,000                    875,000
                                                                 -----------------------    -----------------------
    Total current assets                                                     46,077,000                 37,035,000
PROPERTY AND EQUIPMENT, Net                                                  10,673,000                  4,144,000
INTANGIBLE ASSETS, Net                                                          217,000                    211,000
DEFERRED INCOME TAXES                                                         1,394,000                    946,000
OTHER ASSETS                                                                    448,000                    246,000
                                                                 -----------------------   ------------------------
TOTAL                                                                      $ 58,809,000               $ 42,582,000
                                                                 =======================   ========================

            LIABILITIES AND STOCKHOLDERS' EQUITY
                                (Notes 2 and 3)
  Short-term borrowings                                                    $  7,046,000               $          -
  Current portion of notes payable                                               97,000                          -
  Accounts payable                                                            5,055,000                  1,932,000
  Income taxes payable                                                           83,000                  1,513,000
  Accrued expenses and other current
    liabilities                                                               5,860,000                  4,016,000
                                                                 -----------------------   ------------------------
    Total current liabilities                                                18,141,000                  7,461,000
LONG TERM BORROWINGS                                                          1,450,000                          -
NOTE PAYABLE                                                                    487,000                          -
CAPITAL LEASE OBLIGATIONS                                                       351,000                          -
DEFERRED RENT                                                                   690,000                    606,000
DEFERRED GAIN ON SALE-LEASEBACK                                                 274,000                    301,000
                                                                 -----------------------   ------------------------
  Total liabilities                                                          21,393,000                  8,368,000
                                                                 -----------------------   ------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                       -                          -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    10,695,530 and 9,698,284 issued at June 30, 2004 and
    December 31, 2003, respectively                                             107,000                     97,000
  Additional paid-in capital                                                 25,447,000                 20,510,000
  Retained earnings                                                          19,716,000                 21,461,000
  Treasury stock, 1,455,152 shares at
      June 30, 2004 and December 31, 2003                                    (7,854,000)                (7,854,000)
                                                                 -----------------------   ------------------------
      Total stockholders' equity                                             37,416,000                 34,214,000
                                                                 -----------------------   ------------------------
 TOTAL                                                                     $ 58,809,000               $ 42,582,000
                                                                 =======================   =========================

                        See notes to the consolidated financial statements.

                              BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                               Three months ended                              Six months ended
                                                    June 30,                                       June 30,
                                   -------------------------------------------    -------------------------------------------
                                          2004                    2003                   2004                    2003
                                   --------------------    -------------------    --------------------    -------------------
NET SALES                                  $41,043,000            $24,208,000             $62,924,000            $39,562,000
COST OF GOODS SOLD                          18,013,000              9,990,000              28,672,000             17,241,000
                                   --------------------    -------------------    --------------------    -------------------
GROSS PROFIT                                23,030,000             14,218,000              34,252,000             22,321,000
                                   --------------------    -------------------    --------------------    -------------------

OPERATING EXPENSES:
  Selling, marketing and
    distribution                            18,875,000             11,883,000              33,008,000             23,194,000
  General and
    administrative                           1,936,000              1,333,000               3,733,000              2,534,000
                                   --------------------    -------------------    --------------------    -------------------
      Total operating
        expenses                            20,811,000             13,216,000              36,741,000             25,728,000
                                   --------------------    -------------------    --------------------    -------------------


INCOME (LOSS) FROM
 OPERATIONS                                  2,219,000              1,002,000              (2,489,000)            (3,407,000)

OTHER INCOME                                   (82,000)                      -                (82,000)                      -
INTEREST EXPENSE                               283,000                101,000                 407,000                163,000
                                   --------------------    -------------------    --------------------    -------------------

INCOME (LOSS) BEFORE
  PROVISION(BENEFIT)
  FOR INCOME TAXES                          2,018,000                 901,000             (2,814,000)            (3,570,000)

PROVISION (BENEFIT)
FOR INCOME TAXES                              767,000                 342,000             (1,069,000)            (1,379,000)
                                   --------------------    -------------------    --------------------    -------------------

NET INCOME (LOSS)                         $ 1,251,000               $ 559,000            $(1,745,000)           $(2,191,000)
                                   ====================    ===================    ====================    ===================

NET INCOME (LOSS)
 PER SHARE:
    BASIC                                 $      0.15               $    0.07            $     (0.21)           $     (0.26)
                                   ====================    ===================    ====================    ===================
    DILUTED                               $      0.14               $    0.07            $     (0.21)           $     (0.26)
                                   ====================    ===================    ====================    ===================

WEIGHTED AVERAGE
 SHARES OUTSTANDING:
   BASIC                                    8,261,000               8,330,000               8,252,000              8,361,000
                                   ====================    ===================    ====================    ===================
   DILUTED                                  8,907,000               8,330,000               8,252,000              8,361,000
                                   ====================    ===================    ====================    ===================

                         See notes to the consolidated financial statements.

                                   BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      Six months ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                                 2004                    2003
                                                                        ----------------------  ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                      $(1,745,000)            $(2,191,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  1,658,000               1,099,000
    Compensation expense                                                             328,000                       -
    Gain on early extinguishment of notes payable                                   (82,000)                       -
    Amortization of premium on convertible notes                                    (25,000)                       -
    Amortization of deferred financing fees                                          106,000                  76,000
    Provision for losses on receivables                                                7,000                (29,000)
    Loss on disposition of property and equipment                                     10,000                   1,000
    Deferred income taxes                                                        (1,132,000)             (1,430,000)
      Changes in operating assets and liabilities:
      Receivables                                                                  (119,000)                 372,000
      Inventories                                                                (4,147,000)             (3,772,000)
      Prepaid expenses and other assets                                            1,307,000               (471,000)
      Accounts payable                                                             1,330,000               (276,000)
      Income taxes payable                                                       (1,430,000)               (555,000)
      Accrued expenses and other current liabilities                             (3,289,000)               (869,000)
      Deferred rent                                                                   84,000                (77,000)
      Deferred gain on sale-leaseback                                               (27,000)                (27,000)
                                                                       ----------------------  ----------------------
        Net cash used in operating activities                                    (7,166,000)             (8,149,000)
                                                                       ----------------------  ----------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (688,000)               (513,000)
  Acquisition of The Walking Company, net of
   cash acquired                                                                 (1,577,000)                       -
                                                                       ----------------------  ----------------------
     Net cash used in investing activities                                       (2,265,000)               (513,000)
                                                                       ----------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit
    agreement                                                                       862,000                5,001,000
  Repayment of redeemable convertible notes
    and rights                                                                     (363,000)                       -
  Repurchase of common stock                                                              -                 (275,000)
  Exercise of stock options                                                           16,000                       -
  Repayment of capital lease obligations                                            (62,000)                       -
                                                                       ----------------------  ----------------------
    Net cash provided by financing
    activities                                                                      453,000                4,726,000
                                                                       ----------------------  ----------------------
NET DECREASE IN CASH                                                             (8,978,000)              (3,936,000)
CASH, BEGINNING OF PERIOD                                                        10,503,000                6,194,000
                                                                       ----------------------  ----------------------
CASH, END OF PERIOD                                                             $ 1,525,000              $ 2,258,000
                                                                       ======================  ======================


                  See notes to the consolidated financial statements.

               BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         Six months ended
                                                                                             June 30,
                                                                        ---------------------------------------------
                                                                                    2004                    2003
                                                                        ----------------------  ----------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                       $ 205,000               $ 166,000
    Income taxes                                                                 $ 1,493,000               $ 606,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF THE WALKING COMPANY:
    Working capital, other than cash                                                $ 17,000
    Properties                                                                     7,142,000
    Redeemable convertible notes and rights
      assumed                                                                     (4,998,000)
    Notes payable                                                                   (584,000)
                                                                       ----------------------
    Net cash effect due to acquisition of net
      assets of The Walking Company                                              $ 1,577,000
                                                                       ======================
REDEMPTION OF NOTES AND RIGHTS:
    Redeemable convertible notes and rights
      assumed                                                                    $ 4,998,000
    Compensation expense                                                             328,000
    Accrued interest                                                                  75,000
    Amortization of premium on convertible
      notes                                                                         (25,000)
    Gain on early extinguishment of debt                                            (82,000)
    Issuance of 993,146 shares of common stock                                   (4,931,000)
                                                                       ----------------------
    Net cash effect due to redemption of notes
      and rights                                                                  $ 363,000
                                                                       ======================
OTHER:
    Purchase of property under capital lease                                      $ 367,000
                                                                       ======================

                 See Notes to Consolidated Financial Statements

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

              The interim financial statements for the six months ended June 30, 2004 contain the results of operations since March 3, 2004, of the Company's acquisition of primarily all the assets of The Walking Company. For a complete description of the acquisition see Note 2 below.

              In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

              The purchase price consisted of approximately $1.7 million in cash, $5.6 million in issuance of notes and rights (See Note 3), $14.7 million of assumption of accounts payable, accrued expenses and other liabilities (including acquisition related costs of $1.9 million.) The Company funded the cash portion of the purchase price by drawing upon existing and new lines of credit, and from available cash.

              The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below. The purchase price allocation is subject to change and will be finalized upon review and refinement of certain estimates.

             Cash and cash equivalents                            $    123,000
             Inventories                                            12,754,000
             Other current assets                                    1,944,000
             Property, plant and equipment                           7,142,000
                                                                  ------------
                Total assets acquired                             $ 21,963,000
                                                                  ------------

             Current and other liabilities                        $ 14,681,000
             Notes payable and rights issued                         5,582,000
                                                                  ------------
                Total liabilities assumed                         $ 20,263,000
                                                                  ------------
                Net assets acquired over liabilities              $  1,700,000
                                                                  ============

              The following table presents unaudited pro forma results of the combined operations for the six months ended June 30, 2004 and 2003, respectively, as if the acquisition had occurred as of the beginning of such periods rather than as of the acquisition date. The pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

                                                       Six Months ended
                                                           June 30,
                                                  2004                2003
                                           -----------------    ---------------
Net sales                                     $ 71,242,000       $  70,311,000
Net loss                                        (2,296,000)         (3,452,000)
Net loss per common share:
Basic and diluted                              $     (0.28)      $       (0.41)

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

NOTE 3. Debt

Short-term Borrowings

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in April 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets, including inventory and accounts receivable. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the more significant covenants include compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% and/or Prime (4.25% at June 30, 2004), which is based on excess availability levels. As of June 30, 2004 and December 31, 2003, the Company had $6,006,000 and $0, respectively, outstanding under the Amended Credit Agreement. Additionally, the Company had $1,736,000 and $966,000, respectively, of letters of credit outstanding as of June 30, 2004 and December 31, 2003. The letters of credit expire through December 31, 2004.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, TWC was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75% and/or Prime plus 0.25% (4.25% at June 30, 2004), which is based on excess availability levels. As of June 30, 2004, TWC had approximately $1,040,000 outstanding under this credit agreement and $312,000 of outstanding letters of credit. The letters of credit expire through December 31, 2004.

Long-term Borrowings

         In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% (5.00% at June 30, 2004) and is personally guarantied by the Chairman of the Company, for which he receives an annual 2.5% guarantee fee of $75,000. At June 30, 2004, the Company had $1,450,000 outstanding under this facility.

Redeemable Convertible Notes

         In conjunction with the acquisition, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of The Walking Company. The secured notes are secured by a lien against substantially all the assets of TWC that is subordinated to the Wells Fargo line of credit. The secured promissory notes bear interest at 7%, payable quarterly, and principal is due in equal annual payments of $550,000 at the end of years two through five, with the balance of $1,079,000 due on March 3, 2010. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the "note put rights"). The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

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

         During the quarter ended June 30, 2004, certain note holders and the assigned group exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. The Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized an increase in additional paid in capital of $4,227,000 and a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the accompanying statement of operations.

Note Payable

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $584,000. The Bankruptcy Code requires that each holder of a priority tax claims will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At June 30, 2004, $97,000 of the priority tax claim note has been classified as current and is included in short-term borrowings in the accompanying consolidated balance sheet.

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

         The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:


                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                                            --------                                --------
                                                        2004               2003                2004                2003
                                                        ----               ----                ----                ----
Net income (loss):
As reported                                         $ 1,251,000           $ 559,000         $(1,745,000)         $(2,191,000)
  Add:  Stock-based
    employee compensation
    expense included in reported net income
    (loss), net of related
    tax effects.....................                    114,000                --                114,000              --
  Deduct: Total stock-based
    employee compensation
    expense determined
    under fair value
    method, net of related
     tax effects...................                    (207,000)           (199,000)           (346,000)            (356,000)
                                                     -----------         -----------        -----------          ------------
 Pro forma net income (loss)....................     $ 1,158,000         $   360,000        $(1,977,000)         $(2,547,000)
                                                     ===========         ===========        ===========          ============

Net income (loss) per
share:
As reported:
   Basic....................................        $      0.15          $      0.07         $    (0.21)         $     (0.26)
   Diluted..................................        $      0.14          $      0.07         $    (0.21)         $     (0.26)
Pro forma:
   Basic....................................        $      0.14          $      0.04         $ (   0.24)         $     (0.30)
   Diluted..................................        $      0.13          $      0.04         $    (0.24)         $     (0.30)

Antidilutive options........................          1,317,000            1,727,000                 --                   --

NOTE 5. Stockholder's Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of June 30, 2004, the Company had repurchased 1,455,152 shares totaling $7,854,000. In July, 2004 the Company repurchased 74,846 totaling $374,000.

         In conjunction with the acquisition of The Walking Company, the Company issued to certain former creditors of The Walking Company 10% (10,000 shares) of the outstanding common stock of TWC, the subsidiary of the Company that acquired such assets (the "minority interest"). The holders of the minority interest were also provided the right to sell ("put") such shares to TWC for cash totaling $645,000 through June 30, 2004 (the "stock put rights"). Additionally, these holders received the right to instead convert the minority interest into 148,276 shares of common stock of the Company at a price of $4.35 per share through June 30, 2004 (the "stock rights"). On April 23, 2004 TWC was merged into a wholly owned subsidiary of the Company and the former minority holders were entitled to either a cash redemption or they could exercise their stock put rights. As of June 30, 2004 $618,000 of the former minority interest converted their shares to 142,029 shares of common stock of the Company. The remaining $27,000 was redeemed for cash.

         In addition, as discussed in Note 3, the Company issued 851,117 shares related to the conversion of certain debt issued in conjunction with the acquisition of The Walking Company.

NOTE 6.  Segment Information

         Since The Walking Company acquisition on March 3, 2004, the Company has operated its business under two reportable segments: (i) Big Dog Sportswear business, and (ii) The Walking Company business.

         The Big Dog Sportswear business includes the Company's 190 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

         The Walking Company business includes the Company's 73 Walking Company stores located primarily in leading retail malls.

         The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store's contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the three and six months ended June 30, 2004 (with The Walking Company's results being reported only for the period from the March 3, 2004 acquisition date):

                                                          Big Dog                The Walking                 Total
                                                         Sportswear                Company
                                                       -------------------- -----------------------    ---------------------
Statements of Income:

Three months ended June 30, 2004

Sales                                                       $23,117,000             $17,926,000             $ 41,043,000
Gross Profit                                                 13,975,000               9,055,000               23,030,000
Depreciation and Amortization                                   472,000                 171,000                  643,000
Interest expense                                                124,000                 159,000                  283,000
Provision for income taxes                                      435,000                 332,000                  767,000
Net Income                                                      709,000                 542,000                1,251,000

Six months ended June 30, 2004

Sales                                                       $39,743,000             $23,181,000             $ 62,924,000
Gross Profit                                                 22,711,000              11,541,000               34,252,000
Depreciation and Amortization                                   875,000                 783,000                1,658,000
Interest expense                                                195,000                 212,000                  407,000
Provision (Benefit) for income taxes                        (1,132,000)                  63,000              (1,069,000)
Net Income (Loss)                                           (1,848,000)                 103,000              (1,745,000)

Balance Sheet:
Total assets                                                $37,410,000             $21,399,000             $ 58,809,000

NOTE 7. Recently Issued Accounting Standards

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

NOTE 8. Closure of Wholesale Division

         In June 2004, the Company closed its wholesale division in order to focus its resources on its core retailing businesses. Wholesale accounted for approximately 2% of the Company's revenue in 2003. The closure is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $41.0 million for the three months ended June 30, 2004 from $24.2 million for the same period in 2003, an increase of $16.8 million, or 69.4%. The increase was primarily related to $17.9 million in sales revenue due to the acquisition of The Walking Company on March 3, 2004. The increase was offset by $0.3 million attributable to a 1.2% decrease in comparable store sales for the period, $0.2 million attributable to a decrease in sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.6 million attributable to a decrease in the Company's wholesale business. The decrease in comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. In June 2004, the Company closed its wholesale division in order to focus its resources on its core retailing businesses. Wholesale accounted for approximately 2% of the Company's revenue in 2003.

         GROSS PROFIT. Gross profit increased to $23.0 million for the three months ended June 30, 2004 from $14.2 million for the same period in 2003, an increase of $8.8 million, or 62.0%. As a percentage of net sales, gross profit decreased to 56.1% in the three months ended June 30, 2004 from 58.7% for the same period in 2003. The decrease was attributable to the addition of The Walking Company store sales. Such decrease in margin is expected to continue for future periods, as The Walking Company margin contribution is generally lower than the Company's historical results. The Walking Company gross margin was 50.5% for the period ended June 30, 2004 as compared to Big Dogs' contribution of 60.5%. The Big Dogs' gross profit for the three month period ended June 30, 2004 increased to 60.5% from 58.7% in the same period in 2003. The 1.8% increase was primarily due to a shift from promotional sales to higher margined sales such as T-shirts. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $18.9 million in the three months ended June 30, 2004 from $11.9 million for the same period for 2003, an increase of $7.0 million, or 58.8%. The $7.0 million increase is primarily due to $7.4 million of selling, marketing and distribution expenses related to The Walking Company. As a percentage of net sales, these expenses decreased to 46.0% in the three months ended June 30, 2004 from 49.1% in the same period in 2003, a decrease of 3.1%. The decrease as a percentage of sales is primarily related to cost reductions resulting from the net closing of ten stores since June 30, 2003 and synergies created as a result of the acquisition of The Walking Company. Due to the acquisition, this decrease in expenses as a percentage of revenue as compared to last years percentage, is expected to continue in future periods.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.9 million for the three months ended June 30, 2004 from $1.3 million for the same period in 2003. The increase is directly attributable to The Walking Company acquisition. As a percentage of net sales, these expenses decreased to 4.7% in the three months ended June 30, 2004 from 5.5% for the same period in 2003.

         OTHER INCOME. Other income of $0.1 million in 2004 is the discount from early debt extinguishment of the redeemable convertible notes related to The Walking Company acquisition.

         INTEREST EXPENSE. Interest expense increased to $0.3 million for the three month period ended June 30, 2004 from $0.1 million for the same period in 2003. The increase in interest expense is due to higher average outstanding borrowings. Such increase in interest expense is expected to increase in future periods as a result of The Walking Company acquisition.

         INCOME TAXES. The Company recorded an income tax expense at its historical effective income tax rate of 38.0%.

Six Months Ended June 30, 2004 and 2003

         NET SALES. Net sales increased to $62.9 million for the six months ended June 30, 2004 from $39.6 million for the same period in 2003, an increase of $23.3 million, or 58.8%. The increase was primarily related to the following:
$23.2 million of sales revenue was attributable to the acquisition of The Walking Company on March 3, 2004 and $1.0 million is attributable to an increase in comparable store sales of 2.8%. The increase was offset by $0.3 million attributable to a decrease in sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, $0.6 million attributable to a decrease in the Company's wholesale business, and $0.1 million attributable to a decrease in the Company's mail order business. The increase in comparable store sales is primarily related to a first quarter increase in consumer traffic in our stores and outlet locations. In June 2004, the Company closed its wholesale division in order to focus its resources on its core retailing businesses. Wholesale accounted for approximately 2% of the Company's revenue in 2003.

         GROSS PROFIT. Gross profit increased to $34.3 million for the six months ended June 30, 2004 from $22.3 million for the same period in 2003, an increase of $12.0 million, or 53.8%. As a percentage of net sales, gross profit decreased to 54.4% in the six months ended June 30, 2004 from 56.4% for the same period in 2003. The decrease was attributable to the addition of The Walking Company store sales since the acquisition date of March 3, 2004. Such decrease in margin is expected to continue for future periods, as The Walking Company margin contribution is generally lower than the Company's historical results. The Walking Company gross margin was 49.8% for the period ended June 30, 2004 as compared to Big Dogs' contribution of 57.1%. The Big Dogs' gross profit for the six month period ended June 30, 2004 increased to 57.1% from 56.4% in the same period in 2003. The 0.7% increase was primarily due to a shift from promotional sales to higher margined sales such as T-shirts. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $33.0 million in the six months ended June 30, 2004 from $23.2 million for the same period for 2003, an increase of $9.8 million, or 42.2%. The $9.8 million increase is primarily due to $10.1 million related to The Walking Company. As a percentage of net sales, these expenses decreased to 52.5% in the six months ended June 30, 2004 from 58.6% in the same period in 2003, a decrease of 6.1%. The decrease as a percentage of sales is primarily related to cost reductions related to store closures and synergies created as a result of the acquisition of The Walking Company. Due to the acquisition, this decrease in expenses as a percentage of revenue, as compared to last years percentage, is expected to continue in future periods.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3.7 million for the six months ended June 30, 2004 from $2.5 million for the same period in 2003. The increase is directly attributable to The Walking Company acquisition. As a percentage of net sales, these expenses decreased to 5.9% in the six months ended June 30, 2004 from 6.4% for the same period in 2003.

         OTHER INCOME. Other income of $0.1 million in 2004 is the discount from early debt extinguishment of the redeemable convertible notes related to The Walking Company acquisition.

         INTEREST EXPENSE. Interest expense increased to $0.4 million for the six month period ended June 30, 2004 from $0.2 million for the same period in 2003. The increase in interest expense is due to higher average outstanding borrowings. Such increase in interest expense is expected to increase in future periods as a result of The Walking Company acquisition.

         INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 38.0%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in "Seasonality" below.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2004, the Company's primary uses of cash were for the acquisition of The Walking Company, merchandise inventories, income tax payments, and general operating activity. The Company satisfied its cash requirements from existing cash balances, short-term borrowings under its line of credit agreements and other borrowings.

         Cash used in operating activities was $7.2 million and $8.1 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in cash used in operating activities is principally due to a decrease in the net loss for the period, operating cash requirements, and income taxes.

         Cash used in investing activities was $2.3 million and $0.5 million for the six months June 30, 2004 and 2003, respectively. Of the cash used in investing activities in 2004, $1.6 million relates to the acquisition of the Walking Company.

         Cash provided by financing activities was $0.5 million in the six months ended June 30, 2004 compared to $4.7 million in the same period in 2003. In the six months ended June 30, 2004 and 2003, the Company had short term borrowings of $7.0 million at the end of each period in 2004 and 2003 under its borrowing agreement. The decrease in cash provided by financing activities relates to the Company borrowing more cash in the first six months of 2003 than in the first six months of 2004.

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in April 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets, including inventory and accounts receivable. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the more significant covenants include compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% and/or Prime (4.25% at June 30, 2004), which is based on excess availability levels. As of June 30, 2004 and December 31, 2003, the Company had $6,006,000 and $0, respectively, outstanding under the Amended Credit Agreement. Additionally, the Company had $1,736,000 and $966,000, respectively, of letters of credit outstanding as of June 30, 2004 and December 31, 2003. The letters of credit expire through December 31, 2004.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, TWC was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75% and/or Prime plus 0.25% (4.25% at June 30, 2004), which is based on excess availability levels. As of June 30, 2004, TWC had approximately $1,040,000 outstanding under this credit agreement and $312,000 of outstanding letters of credit. The letters of credit expire through December 31, 2004.

         In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% (5.00% at June 30, 2004) and is personally guarantied by the Chairman of the Company, for which he receives an annual 2.5% guarantee fee of $75,000. At June 30, 2004, the Company had $1,450,000 outstanding under this facility.

         In conjunction with the acquisition, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of The Walking Company. The secured notes are secured by a lien against substantially all the assets of TWC that is subordinated to the Wells Fargo line of credit. The secured promissory notes bear interest at 7%, payable quarterly, and principal is due in equal annual payments of $550,000 at the end of years two through five, with the balance of $1,079,000 due on March 3, 2010. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the "note put rights"). The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

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

         During the quarter ended June 30, 2004, certain note holders and the assigned group exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. The Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized an increase in additional paid in capital of $4,227,000 and a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the accompanying statement of operations.

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $584,000. The Bankruptcy Code requires that each holder of a priority tax claims will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At June 30, 2004, $97,000 of the priority tax claim note has been classified as current and is included in short-term borrowings in the accompanying consolidated balance sheet.

         The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

COMMITMENTS AND OBLIGATIONS


         As of June 30, 2004, we had the following obligations, net of interest:

                                                       Amounts of Commitment Expiration per Period

                             -----------------------------------------------------------------------------------------------
                               Total Amounts             Less than 1            1 to 3            4 to 5           Over 5
                                Committed                  year                 years              years            years
                             -------------------    -------------------    ---------------    ----------------  -------------

Debt:
  Revolving lines of
    credit                           $8,496,000          $7,046,000        $ 1,450,000          $        -       $         -
  Priority tax claims                   584,000              97,000             97,000              97,000           293,000

Contractual
  Obligations:
  Operating leases                   83,473,000          22,655,000         44,506,000          11,353,000         4,959,000
  Capital leases                        516,000             165,000            351,000                   -                 -

Other Commercial
  Commitments:
  Letters of credit                   1,683,000           1,683,000               -                  -                     -
  Standby letters of
  credit                                365,000             365,000                  -                   -                 -
                             ---------------------  -----------------   ----------------   -----------------   --------------

Total Commitments                   $95,117,000         $32,011,000        $46,404,000          $11,450,000        $5,252,000
                             ---------------------  -----------------   ----------------   -----------------   --------------

SEASONALITY

         The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company's Big Dog Sportswear stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The Company believes that the seasonality of The Walking Company stores will more closely resemble traditional retailers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company's annual sales and profits. The Company has historically incurred operating losses in the first half of the year and may be expected to do so in the foreseeable future.

ITEM 3:

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. In the normal course of business, the financial position and results of operations of the Company are subject to market risk associated with interest rate movements on borrowings. The Company's credit facilities contain a performance-pricing structured-interest charge, ranging up to LIBOR plus 2.75% and/or Prime plus 0.25% based on excess availability levels. The Company's market risk on interest rate movements will increase based on higher borrowing levels. A 1.0% increase in interest rates would have resulted in additional interest expense of approximately $102,000 for the six months ended June 30, 2004. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 4:
                 CONTROLS AND PROCEDURES

         At June 30, 2004, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.


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

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  In connection with the March 3, 2004 acquisition of the assets of The Walking Company, former creditors of The Walking Company shares of common stock of TWC, received rights to convert certain promissory note issued by TWC into common stock of the Company, and rights to convert such TWC stock into shares of common stock of the Company. See ITEM 2:
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES, above. Such securities were issued without registration under the Securities Act of 1933 pursuant the exemption under
                  Section 1145(a) of the federal Bankruptcy Code. As of June 30, 2004, 993,146 shares were issued as a result of these rights.

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        The Registrant's Annual Meeting of Stockholders was held on June 4, 2004.

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

                        The matters voted upon at the Annual Meeting and the results thereof were as follows:

                        1. To elect Class I Directors Skip R. Coomber, III and Steven C. Good, each to hold office for a three-year term and until each of their successors are elected and qualified.

                        2. To ratify the election of Deloitte & Touche LLP as independent certified public accountants for the year ending December 31, 2004.

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

ITEM 5:           OTHER INFORMATION
                  Not applicable

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits:

                        32.1  Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

                  (b)   Reports on Form 8-K

                        On June 28, 2004 the Company filed an amended Form 8-K to include the required financial statements and pro forma financial information related to the acquisition of The Walking Company.

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BIG DOG HOLDINGS, INC.


August 12, 2004                     /s/ ANDREW D. FESHBACH
                                    ----------------------
                                    Andrew D. Feshbach
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

August 12, 2004                     /s/ ROBERTA J. MORRIS
                                    ---------------------
                                    Roberta J. Morris
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)

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

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report b our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

Dated: August 12, 2004
                                        By /s/ ANDREW D. FESHBACH
                                        -------------------------
                                        Andrew D. Feshbach
                                        President and Chief Executive Officer

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

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report b our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

Dated: August 12, 2004
                                        By /s/ROBERTA J. MORRIS
                                        -----------------------
                                        Roberta J. Morris
                                        Chief Financial Officer