Form 10-Q
period 2004-09-30
BIG DOG HOLDINGS INC
filed 2004-11-15
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004

                                       or

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


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 12, 2004 was 9,173,032 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                        PAGE
                                                                         NO.



PART 1.           FINANCIAL INFORMATION (Unaudited)........................3


ITEM 1:           FINANCIAL STATEMENTS (Unaudited)

                  CONSOLIDATED BALANCE SHEETS

                  September 30, 2004 and December 31, 2003....................3

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three and nine months ended September 30, 2004 and 2003.... 4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2004 and 2003.............. 5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................. 7

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................. 13

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.19

ITEM 4:           CONTROLS AND PROCEDURES................................... 19

PART II:          OTHER INFORMATION......................................... 19

ITEM 1:           LEGAL PROCEEDINGS......................................... 19

ITEM 2:           CHANGES IN SECURITIES,USE OF PROCEEDS AND ISSUER
                  PURCHASE OF EQUITY SECURITIES............................. 19

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES........................... 20

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 20

ITEM 5:           OTHER INFORMATION......................................... 20

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K.......................... 20

SIGNATURES.................................................................. 21

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS (UNAUDITED)

                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                        September 30,             December 31,
                                                                          2004                         2003
                                                                 -----------------------   --------------------------

                                          ASSETS (Notes 2 and 3)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $2,330,000                 $ 10,503,000
  Receivables, net                                                              403,000                      116,000
  Inventories, net                                                           51,791,000                   24,752,000
  Prepaid expenses and other current assets                                   1,214,000                      789,000
  Deferred income taxes                                                       1,287,000                      875,000
                                                                 -----------------------   --------------------------
    Total current assets                                                     57,025,000                   37,035,000
PROPERTY AND EQUIPMENT, Net                                                  10,520,000                    4,144,000
INTANGIBLE ASSETS, Net                                                          172,000                      211,000
DEFERRED INCOME TAXES                                                         1,292,000                      946,000
OTHER ASSETS                                                                    420,000                      246,000
                                                                 -----------------------   --------------------------
TOTAL                                                                      $ 69,429,000                 $ 42,582,000
                                                                 =======================   ==========================

            LIABILITIES AND STOCKHOLDERS' EQUITY
                          (Notes 2 and 3)
  Short-term borrowings                                                    $ 15,628,000                  $         -
  Current portion of long-term debt                                             272,000                            -
  Accounts payable                                                            7,720,000                    1,932,000
  Income taxes payable                                                          452,000                    1,513,000
  Accrued expenses and other current liabilities                              4,963,000                    4,016,000
                                                                 -----------------------   --------------------------
    Total current liabilities                                                29,035,000                    7,461,000
NOTE PAYABLE                                                                    530,000                            -
CAPITAL LEASE OBLIGATIONS                                                       298,000                            -
DEFERRED RENT                                                                   953,000                      606,000
DEFERRED GAIN ON SALE-LEASEBACK                                                 261,000                      301,000
                                                                 -----------------------   --------------------------
Total liabilities                                                            31,077,000                    8,368,000
                                                                  ----------------------       ----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                       -                            -
  Common stock, $0.01 par value, 30,000,000 shares authorized,
    10,703,030 and 9,698,284 issued at September 30, 2004 and
    December 31, 2003, respectively                                             107,000                       97,000
  Additional paid-in capital                                                 25,473,000                   20,510,000
  Retained earnings                                                          21,000,000                   21,461,000
  Treasury stock, 1,529,998 and 1,455,152 shares at September
    30, 2004 and December 31, 2003, respectively                            (8,228,000)                  (7,854,000)
                                                                 -----------------------   --------------------------
    Total stockholders' equity                                               38,352,000                   34,214,000
                                                                 -----------------------   --------------------------
TOTAL                                                                      $ 69,429,000                 $ 42,582,000
                                                                 =======================   ==========================
                   See notes to the consolidated financial statements.

                                   BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                Three months ended                              Nine months ended
                                                  September 30,                                   September 30,

                                    -------------------------------------------    --------------------------------------------
                                          2004                    2003                     2004                    2003
                                    --------------------    -------------------     --------------------    -------------------
NET SALES                                  $42,695,000            $29,487,000              $105,619,000            $69,049,000
COST OF GOODS SOLD                          19,262,000             12,658,000                47,934,000             29,899,000
                                   --------------------    -------------------      --------------------    -------------------
GROSS PROFIT                                23,433,000             16,829,000                57,685,000             39,150,000
                                   --------------------    -------------------      --------------------    -------------------

OPERATING EXPENSES:
  Selling, marketing and
    distribution                            19,363,000             12,390,000                52,371,000             35,584,000
  General and administrative                 1,811,000              1,189,000                 5,544,000              3,723,000
                                   --------------------    -------------------      --------------------    -------------------
      Total operating expenses              21,174,000             13,579,000                57,915,000             39,307,000
                                   --------------------    -------------------      --------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                2,259,000              3,250,000                 (230,000)              (157,000)

OTHER INCOME                                     -                       -                     (82,000)                (1,000)
INTEREST EXPENSE                               187,000                 75,000                   594,000                240,000
                                   --------------------    -------------------      --------------------    -------------------

INCOME (LOSS) BEFORE BENEFIT FOR
  INCOME TAXES                               2,072,000              3,175,000                 (742,000)              (396,000)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                        788,000              1,228,000                 (281,000)              (151,000)
                                   --------------------    -------------------      --------------------    -------------------

NET INCOME (LOSS)                          $ 1,284,000            $ 1,947,000               $ (461,000)            $ (245,000)
                                   ====================    ===================      ====================    ===================

NET INCOME (LOSS) PER SHARE:
    BASIC                                      $  0.14                $  0.24                  $ (0.05)               $ (0.03)
                                   ====================    ===================      ====================    ===================
    DILUTED                                    $  0.13                $  0.24                  $ (0.05)               $ (0.03)
                                   ====================    ===================      ====================    ===================
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
    BASIC                                    9,189,000              8,264,000                 8,568,000              8,328,000
                                   ====================    ===================      ====================    ===================
    DILUTED                                  9,633,000              8,265,000                 8,568,000              8,328,000
                                   ====================    ===================      ====================    ===================

See notes to the consolidated financial statements.

                               BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                    Nine months ended
                                                                                      September 30,
                                                                          ------------------------------------------
                                                                                   2004                   2003
                                                                         ---------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $ (461,000)             $ (245,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 2,672,000               1,613,000
    Compensation expense                                                            328,000                       -
    Gain on early extinguishment of notes payable                                   (82,000)                      -
    Amortization of deferred financing fees                                         192,000                 114,000
    Provision for losses on receivables                                              94,000                 (24,000)
    Loss on disposition of property and equipment                                    51,000                   3,000
    Deferred income taxes                                                          (758,000)                 32,000
      Changes in operating assets and liabilities:
      Receivables                                                                  (380,000)                226,000
      Inventories                                                               (14,285,000)             (8,511,000)
      Prepaid expenses and other assets                                           1,215,000                (781,000)
      Accounts payable                                                            3,995,000               2,462,000
      Income taxes payable                                                       (1,061,000)               (555,000)
      Accrued expenses and other current liabilities                             (4,391,000)             (1,580,000)
      Deferred rent                                                                 347,000                 (66,000)
      Deferred gain on sale-leaseback                                               (40,000)                (40,000)
                                                                       ----------------------  ----------------------
        Net cash used in operating activities                                   (12,564,000)             (7,352,000)
                                                                       ----------------------  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (1,149,000)               (733,000)
  Acquisition of The Walking Company, net of cash acquired                       (1,577,000)                      -
                                                                       ----------------------  ----------------------
    Net cash used in investing activities                                        (2,726,000)               (733,000)
                                                                       ----------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement                                   7,994,000               2,873,000
  Repayment of redeemable convertible notes and rights                             (363,000)                      -
  Repurchase of common stock                                                       (374,000)               (406,000)
  Exercise of stock options                                                          42,000                       -
  Repayment of capital lease obligations                                           (182,000)                      -
                                                                       ----------------------  ----------------------
    Net cash provided by financing activities                                     7,117,000               2,467,000
                                                                       ----------------------  ----------------------
NET DECREASE IN CASH                                                             (8,173,000)             (5,618,000)
CASH, BEGINNING OF PERIOD                                                        10,503,000               6,194,000
                                                                       ----------------------  ----------------------
CASH, END OF PERIOD                                                             $ 2,330,000               $ 576,000
                                                                       ======================  ======================

                     See notes to the consolidated financial statements.


                                      BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                                       Nine months ended
                                                                                         September 30,
                                                                       -----------------------------------------------
                                                                                2004                    2003
                                                                       ----------------------  ----------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for:
    Interest                                                                       $ 417,000                $ 239,000
    Income taxes                                                                 $ 1,539,000                $ 373,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF THE WALKING COMPANY:
    Working capital, other than cash                                              $(327,000)
    Properties                                                                    7,583,000
    Redeemable convertible notes and rights assumed                              (4,998,000)
    Notes payable                                                                  (681,000)
                                                                       ----------------------

    Net cash effect due to acquisition of net assets of The Walking             $ 1,577,000
      Company                                                         ======================

REDEMPTION OF NOTES AND RIGHTS:
    Redeemable convertible notes and rights assumed                             $ 4,998,000
    Expiration of warrants                                                          328,000
    Accrued interest                                                                 75,000
    Amortization of premium on convertible notes                                    (25,000)
    Gain on early extinguishment of debt                                            (82,000)
    Issuance of 993,146 shares of common stock                                   (4,931,000)
                                                                       ----------------------
    Net cash effect due to redemption of notes and rights                         $ 363,000
                                                                       ======================
OTHER:
    Capital leases                                                                $ 367,000
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


              The interim financial statements for the nine months ended September 30, 2004 contain the results of operations since March 3, 2004, of the Company's acquisition of primarily all the assets of The Walking Company. For a complete description of the acquisition see Note 2 below.

              In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     Note 2 - The Walking Company Acquisition

              On March 3, 2004 (the "acquisition date"), the Company acquired substantially all of the assets and assumed certain liabilities of The Walking Company (the "acquisition"), pursuant to an asset purchase agreement for a purchase price of approximately $22 million (subject to adjustment). The Walking Company is a leading independent specialty retailer of high quality, technically designed comfort footwear and accessories. The Walking Company had total annual sales of approximately $74 million in 2003 and had been operating under the protection of the U.S. Bankruptcy Court since July 2003. The Company was selected as the highest and best bidder for The Walking Company assets at a U.S. Bankruptcy Court ordered auction, which was confirmed on March 2, 2004.

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

              The purchase price consisted of approximately $1.7 million in cash, $5.7 million in issuance of notes and rights, $15.0 million of assumption of accounts payable, accrued expenses and other liabilities (including acquisition related costs of $2.2 million.) The Company funded the cash portion of the purchase price by drawing upon existing and new lines of credit, and from available cash.


              The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below. The purchase price allocation is subject to change and will be finalized upon review and refinement of certain estimates and completion of valuation and appraisals.

            Cash and cash equivalents.               $    123,000
            Inventories                                12,754,000
            Other current assets                        1,944,000
            Property, plant and equipment               7,583,000
                                                     ------------
                 Total assets acquired               $ 22,404,000
                                                     ------------
            Current and other liabilities            $ 15,025,000
            Notes payable and rights issued             5,679,000
                                                     ------------
                 Total liabilities assumed           $ 20,704,000
                                                     ------------

      Net assets acquired over liabilities           $  1,700,000
                                                     ============


              The following table presents unaudited pro forma results of the combined operations for the nine months ended September 30, 2004 and 2003, respectively, as if the acquisition had occurred as of the beginning of such periods rather than as of the acquisition date.

                                                                Nine Months ended
                                                                   September 30,
                                                             2004                    2003
                                                   ----------------------- ------------------------
Net sales                                                  $113,938,000            $115,140,000
Net loss                                                    (1,012,000)             (2,135,000)
Net loss per common share:
Basic and diluted                                              $ (0.12)                $ (0.26)


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

NOTE 3. Debt

Short-term Borrowings
---------------------

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in August 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the more significant covenants include compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% (4.50% at September 30, 2004), which is based on excess availability levels. As of September 30, 2004 and December 31, 2003, the Company had $11,797,000 and $0, respectively, outstanding under the Amended Credit Agreement. Additionally, the Company had $1,263,000 and $966,000, respectively, of letters of credit outstanding as of September 30, 2004 and December 31, 2003. The letters of credit expire through December 31, 2004.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, TWC was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75% (5.00% at September 30, 2004), which is based on excess availability levels. As of September 30, 2004, TWC had approximately $3,831,000 outstanding under this credit agreement and $85,000 of outstanding letters of credit. The letters of credit expire through December 31, 2004.

Long-term Borrowings
--------------------

         In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% and is personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. At September 30, 2004, the Company had no balance outstanding under this facility.

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

         During the second quarter, certain note holders exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. As an inducement to cash out, the Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the accompanying statement of operations.

Note Payable
------------

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claims will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At September 30, 2004, $97,000 of the priority tax claim note has been classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

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

         The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                       -------------                           -------------
                                                   2004                2003                 2004                 2003
                                                   ----                ----                 ----                 ----
Net income (loss):
As reported                                       $ 1,284,000        $ 1,947,000           $(461,000)           $(245,000)
  Add:
    Stock-based employee
    compensation expense included in
    reported net income
    (loss), net of related
     tax effects........................                  --                --               114,000                  --
  Deduct: Total stock-
     based employee
     compensation expense
     determined under fair
     value method, net of
     related tax effects................            (138,000)          (133,000)            (482,000)            (475,000)
                                                   ----------        -----------         -----------          ------------
Pro forma                                         $ 1,146,000        $ 1,814,000         $  (829,000)         $  (720,000)
                                                  ===========        ===========         ===========          ============
Net income (loss) per share:
 As reported:
   Basic.................................             $  0.14             $ 0.24             $ (0.05)             $ (0.03)
   Diluted...............................             $  0.13             $ 0.24             $ (0.05)             $ (0.03)
 Pro forma:
   Basic.................................             $  0.13             $ 0.22             $ (0.10)             $ (0.09)
   Diluted...............................             $  0.12             $ 0.22             $ (0.10)             $ (0.09)

Antidilutive options.....................           1,518,000          1,719,000                  --                   --

NOTE 5. Stockholder's Equity

         In March 1998, the Company announced that it's Board authorized the repurchase of up to $10,000,000 of common stock. As of September 30, 2004, the Company had repurchased 1,529,998 shares totaling $8,228,000.

         In conjunction with the acquisition, The Company issued to certain former creditors of The Walking Company 10% (10,000 shares) of the outstanding common stock of TWC, the subsidiary of the Company that acquired such assets (the "minority interest"). The holders of the minority interest were also provided the right to sell ("put") such shares to TWC for cash totaling $645,000 through June 30, 2004 (the "stock put rights"). Additionally, these holders received the right to instead convert the minority interest into 148,276 shares of common stock of the Company at a price of $4.35 per share through June 30, 2004 (the "stock rights"). On April 23, 2004 TWC was merged into a wholly owned subsidiary of the Company and the former minority holders were entitled to either a cash redemption or they could exercise their stock put rights. As of September 30, 2004 $618,000 of the minority interest had been converted to 142,029 shares of common stock. The remaining $27,000 was redeemed for cash.

         In addition, as discussed in Note 3, the Company issued 851,117 shares related to the conversion of certain debt issued in conjunction with the acquisition of The Walking Company.

NOTE 6.  Segment Information

         Since The Walking Company acquisition on March 2004, the Company has operated its business reportable segments: (i) Big Dog Sportswear business and (ii) The Walking Company business.

         The Big Dog Sportswear business includes the Company's 188 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

         The Walking Company business includes the company's 73 Walking Company stores located primarily in leading retail malls.

         The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store's contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the three and nine months ended September 30, 2004 (with The Walking Company's results being reported only for the period from the March 3, 2004 of acquisition date):

                                                         Big Dog                The Walking
                                                        Sportswear                Company                Total
                                                    --------------------    --------------------    ---------------------
Statements of Income:

Three months ended September 30, 2004

Sales                                                       $26,688,000             $16,007,000             $ 42,695,000
Gross Margin                                                 15,472,000               7,961,000               23,433,000
Depreciation and Amortization                                   509,000                 505,000                1,014,000
Interest expense                                                 99,000                  88,000                  187,000
Provision for income taxes                                      898,000               (110,000)                  788,000
Net Income                                                    1,465,000               (181,000)                1,284,000

Nine months ended September 30, 2004

Sales                                                       $66,431,000             $39,188,000             $105,619,000
Gross Margin                                                 38,183,000              19,502,000               57,685,000
Depreciation and Amortization                                 1,384,000               1,288,000                2,672,000
Interest expense                                                294,000                 300,000                  594,000
(Benefit) Provision for income taxes                           (234,000)                (47,000)                (281,000)
Net Income                                                     (383,000)                (78,000)                (461,000)

Balance Sheet:
Total assets                                                $44,777,000             $24,652,000             $ 69,429,000

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $42.7 million for the three months ended September 30, 2004 from $29.5 million for the same period in 2003, an increase of $13.2 million, or 44.8%. The increase was primarily related to $16.0 million in sales from the acquisition of The Walking Company on March 3, 2004. The increase was offset by $1.9 million attributable to a 7.0% decrease in comparable store sales for the period, $0.4 million attributable to a decrease in sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.5 million attributable to a decrease in the Company's wholesale business. The decrease in comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. The Company closed its wholesale division in the second quarter of 2004, which accounted for 2% of revenues in 2003.

         GROSS PROFIT. Gross profit increased to $23.4 million for the three months ended September 30, 2004 from $16.8 million for the same period in 2003, an increase of $6.6 million, or 39.3%. As a percentage of net sales, gross profit decreased to 54.9% in the three months ended September 30, 2004 from 57.1% for the same period in 2003. The decrease was attributable to the addition of The Walking Company store sales. Such decrease in margin is expected to continue for future periods, as The Walking Company margin contribution is generally lower than the Company's historical results. The Walking Company gross margin was 49.7% for the three months ended September 30, 2004 as compared to Big Dogs' contribution of 58.0%. The Big Dogs' gross profit for the three month period ended September 30, 2004 increased to 58.0% from 57.1% in the same period in 2003. The 0.9% increase was primarily due to a shift from promotional or lower-margined sales to higher-margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $19.4 million in the three months ended September 30, 2004 from $12.4 million for the same period for 2003, an increase of $7.0 million, or 56.5%. The $7.0 million increase is primarily due to $7.5 million related to The Walking Company. As a percentage of net sales, these expenses increased to 45.4% in the three months ended September 30, 2004 from 42.0% in the same period in 2003, an increase of 3.4%. The increase is related to the acquisition of The Walking Company, which has higher selling, marketing and distribution costs as a percentage of their revenue in the third quarter, and an increase in the Big Dogs' selling, marketing and distribution expenses as a percentage of net sales for the three month period ended September 30, 2004 compared to the same period in 2003 due to spreading the revenue over a lower sales base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $1.8 million for the three months ended September 30, 2004 from $1.2 million for the same period in 2003. The increase is directly attributable to The Walking Company acquisition. As a percentage of net sales, these expenses increased to 4.2% in the three months ended September 30, 2004 from 4.0% for the same period in 2003.

         INTEREST EXPENSE. Interest expense increased to $0.2 million for the three month period ended September 30, 2004 from $0.1 million for the same period in 2003. The increase in interest expense is due to higher average outstanding borrowings. Such increase in interest expense is expected to increase in future periods as a result of The Walking Company acquisition.

         INCOME TAXES. The Company recorded an income tax expense at its historical effective income tax rate of 38.0%.

Nine Months Ended September 30, 2004 and 2003

         NET SALES. Net sales increased to $105.6 million for the nine months ended September 30, 2004 from $69.1 million for the same period in 2003, an increase of $36.5 million, or 52.8%. The increase was primarily related to $39.2 million in sales from the acquisition of The Walking Company on March 3, 2004. This increase was offset by $0.9 million attributable to a decrease in comparable store sales of 1.5%, $0.7 million attributable to a decrease in sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $1.1 million attributable to a decrease in the Company's wholesale business. The decrease in comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. During the second quarter, the Company closed its wholesale division, which accounted for 2% of revenues in 2003.

         GROSS PROFIT. Gross profit increased to $57.7 million for the nine months ended September 30, 2004 from $39.2 million for the same period in 2003, an increase of $18.5 million, or 47.2%. As a percentage of net sales, gross profit decreased to 54.6% in the nine months ended September 30, 2004 from 56.7% for the same period in 2003. The decrease was attributable to the addition of The Walking Company store sales as of the acquisition date of March 3, 2004. Such decrease in margin is expected to continue for future periods, as The Walking Company margin contribution is generally lower than the Company's historical results. The Walking Company gross margin was 49.8% for the period ended September 30, 2004 as compared to Big Dogs' contribution of 57.5%. The Big Dogs' gross profit for the nine month period ended September 30, 2004 increased to 57.5% from 56.7% in the same period in 2003. The 0.8% increase was primarily due to a shift from promotional or lower-margined sales to higher-margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $52.4 million in the nine months ended September 30, 2004 from $35.6 million for the same period for 2003, an increase of $16.8 million, or 47.2%. The $16.8 million increase is primarily due to $17.6 million related to The Walking Company. As a percentage of net sales, these expenses decreased to 49.6% in the nine months ended September 30, 2004 from 51.5% in the same period in 2003, a decrease of 1.9%. The decrease as a percentage of sales is primarily related to cost reductions related to store closures and synergies created as a result of the acquisition of The Walking Company. Due to the acquisition, this decrease in expenses as a percentage of revenue, as compared to last years percentage is expected to continue in future periods.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5.5 million for the nine months ended September 30, 2004 from $3.7 million for the same period in 2003. The increase is directly attributable to The Walking Company acquisition. As a percentage of net sales, these expenses decreased to 5.2% in the nine months ended September 30, 2004 from 5.4% for the same period in 2003.

         OTHER INCOME. Other income of $0.1 million in 2004 is the discount from early debt extinguishment of the redeemable convertible notes related to The Walking Company acquisition.

         INTEREST EXPENSE. Interest expense increased to $0.6 million for the nine month period ended September 30, 2004 from $0.2 million for the same period in 2003. The increase in interest expense is due to higher average outstanding borrowings. Such increase in interest expense is expected to increase in future periods as a result of The Walking Company acquisition.

         INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 38.0%. The Company believes it will fully realize this benefit due to projected seasonal net income in the fourth quarter as discussed in "Seasonality" below.


LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2004, the Company's primary uses of cash were for merchandise inventories, the acquisition of The Walking Company, income tax payments, and general operating activity. The Company satisfied its cash requirements from existing cash balances, short-term borrowings under its line of credit agreements and other borrowings.

         Cash used in operating activities was $12.6 million and $7.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash used in operating activities is principally due to an increase in merchandise inventory.

         Cash used in investing activities was $2.7 million and $0.7 million for the nine months September 30, 2004 and 2003, respectively. Of the cash used in investing activities in 2004, $1.6 million relates to the acquisition of The Walking Company.

         Cash provided by financing activities was $7.1 million in the nine months ended September 30, 2004 compared to $2.5 million in the same period in 2003. As of September 30, 2004 the Company had short term borrowings of $15.6 million under its borrowing agreements. As of September 30, 2003 the Company had short term borrowings of $2.9 million.

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in August 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the more significant covenants include compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% (4.50% at September 30, 2004), which is based on excess availability levels. As of September 30, 2004 and December 31, 2003, the Company had $11,797,000 and $0, respectively, outstanding under the Amended Credit Agreement. Additionally, the Company had $1,263,000 and $966,000, respectively, of letters of credit outstanding as of September 30, 2004 and December 31, 2003. The letters of credit expire through December 31, 2004.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, TWC was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75% (5.00% at September 30, 2004), which is based on excess availability levels. As of September 30, 2004, TWC had approximately $3,831,000 outstanding under this credit agreement and $85,000 of outstanding letters of credit. The letters of credit expire through December 31, 2004.

         In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% and is personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. At September 30, 2004, no amounts were outstanding under this facility.

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

         During the second quarter, certain note holders exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. As an inducement to cash out, the Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the accompanying statement of operations.

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claims will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At September 30, 2004, $97,000 of the priority tax claim note has been classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

         The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.


COMMITMENTS AND OBLIGATIONS

         As of September 30, 2004, we had the following obligations, net of interest:


                               Total
                              Amounts           Less than 1         1 to 3                4 to 5
                             Committed              year            years                  years                Over 5 years
                          -----------------    ---------------    ---------------      ---------------      -----------------
Debt:
  Revolving lines of
    credit                    $ 15,628,000        $15,628,000        $        -           $         -            $         -
  Priority tax claims              627,000             97,000            265,000              265,000                      -

Contractual Obligations:
  Operating leases              86,512,000         22,593,000         34,183,000           18,421,000             11,315,000
  Capital leases                   473,000            175,000            293,000                5,000                      -

Other Commercial Commitments:

  Letters of credit                983,000            983,000                 -                     -                      -
  Standby letters of
    credit                         365,000            365,000                  -                    -                      -
                          -----------------    ---------------    ---------------      ---------------      -----------------

Total Commitments             $104,588,000        $39,841,000        $34,741,000          $18,691,000            $11,315,000
                          -----------------    ---------------    ---------------      ---------------      -----------------


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

ITEM 4:
                        CONTROLS AND PROCEDURES

         At September 30, 2004, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

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

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  In connection with the March 3, 2004 acquisition of the assets of The Walking Company, former creditors of The Walking Company received rights to convert certain promissory notes issued by TWC into common stock of the Company. See ITEM 2:
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES, above. Such securities were issued without registration under the Securities Act of 1933 pursuant the exemption under
                  Section 1145(a) of the federal Bankruptcy Code. As of September 30, 2004, 993,146 shares were issued as a result of these rights.

                  In addition, in July, 2004 the Company repurchased 74,846 shares of its common stock.

                                                                           Total
                                                                          Number of
                                                                            Shares
                                                                           Purchased           Dollar
                                                                           as Part           Value that
                                        Total           Average              of              May Yet be
                                        Number of        Price             Publicly           Purchased
                                        Shares          Paid per          Announced          Under the
                                        Purchased        Share               Plan             Plan (1)
                                     ----------------   -------------    --------------    ---------------
                     7/1/2004 -
                      7/31/2004                74,846          $ 5.00         1,529,998        $1,772,000
                     8/1/2004 -
                      8/31/2004                     -               -         1,529,998         1,772,000
                     9/1/2004 -
                      9/30/2004                     -               -         1,529,998         1,772,000

                  (1) In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. The plan does not have a termination date.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5:  OTHER INFORMATION
         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K

                           On October 1, 2004 and on October 12, 2004 the Company filed a Form 8-K and a Form 8-K/A to disclose the replacement of their independent accountants. On November 9, 2004 the Company filed an 8-K to disclose third quarter results.

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BIG DOG HOLDINGS, INC.


November 12, 2004                        /s/ ANDREW D. FESHBACH
                                         ----------------------
                                         Andrew D. Feshbach
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)


November 12, 2004                        /s/ ROBERTA J. MORRIS
                                         ---------------------
                                         Roberta J. Morris
                                         Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)

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

Dated: November 12, 2004

                                   By /s/ ANDREW D. FESHBACH
                                   -------------------------
                                   Andrew D. Feshbach
                                   President and Chief Executive Officer

                ChieI Financial Officer Certification


I, Roberta J. Morris, Chief Financial Officer of Big Dog Holdings, Inc.,certify that:

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15e) for the Registrant and have:

     a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Registrant, including its a consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: November 12, 2004

                                        By /s/ ROBERTA J. MORRIS
                                        ------------------------
                                        Roberta J. Morris
                                        Chief Financial Officer