Form 10-K
period 2004-12-31
BIG DOG HOLDINGS INC
filed 2005-03-31
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Act.)
         Yes               No X

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 15, 2005 was approximately $17,766,000. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders are deemed to be held by non-affiliates.

         On March 15, 2005, the registrant had 9,182,032 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

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

GENERAL

Big Dog Holdings, Inc. is the parent company of two retail chains, Big Dog USA, Inc. ("Big Dogs") and The Walking Company ("TWC"). Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including active wear, casual sportswear, accessories and gifts. TWC is the leading specialty retailer of authentic comfort footwear and accessories.

The Company's Big Dogs products were first sold in 1983 and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS(R) brand and related assets. Following the acquisition of Big Dogs, the Company initiated a strategy of leveraging the brand through dramatic expansion of the Big Dog's product line and rapid growth in our retail stores. The number of Big Dog stores has grown from 5 in 1993 to 188 as of December 31, 2004. After early years of rapid growth, Big Dogs has reached a level of maturity in the number of stores and breadth of products. In recent years the Company has focused on profitability and brand management for Big Dogs.

In March 2004, the Company, through a newly formed subsidiary, acquired substantially all of the assets of TWC out of bankruptcy. TWC is the leading specialty retailer of authentic comfort footwear, operating 74 specialty stores in premium malls across the nation. TWC sells high-quality,technically designed comfort footwear and accessories from around the world to both men and women.

BUSINESS OF BIG DOGS
--------------------

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

We reinforce our brand image by distributing BIG DOGS(R) products primarily through our own retail stores. This distribution strategy enables us to present a complete selection of our merchandise in a creative and fun environment. In addition, this strategy enables us to more effectively reach our target customers by locating stores in tourist-oriented and other casual environments where we believe our products have their highest appeal. We operate our retail stores primarily in outlet malls. In addition to our retail stores, we market our products through other channels, including our catalog and corporate sales accounts, website and licensing opportunities.

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

The majority of our products range from between $4 and $45. The following table sets forth the approximate contribution that each of our product categories made to total net sales in our retail stores for the year ended December 31, 2004:

                                                                             % OF RETAIL STORE* NET SALES
                                                                             ----------------------------
                                                                               YEARS ENDED DECEMBER 31,
                                                                               -----------------------
                                                                               2004     2003     2002
                                                                               ----     ----     ----
                  Adult Apparel and Accessories ...............................53.9%    53.0%    51.8%
                  Big-size Apparel ............................................23.7     22.8     22.6
                  Infants' and Children's Apparel and Accessories .............16.8     18.7     20.4
                  Non-Apparel Products .........................................5.6      5.5      5.2
                                                                              ------   ------   ------
                           Total .............................................100.0%   100.0%   100.0%
                                                                              ======   ======   ======
                  *Does not include catalog, wholesale and internet sales, which are skewed toward larger sizes.

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

Big-Size Apparel. We believe the BIG DOGS(R) image and the positive emphasis the brand gives to being a "Big Dog" have a unique appeal to consumers who wear big sizes. Our BIG BIG DOGS(R) category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors that prominently display the Big Dogs graphic themes and slogans. In addition, we offers shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS(R) name and/or dog logo. We sell our BIG BIG DOGS(R) line primarily through our retail stores, catalog and website.

Infant's and Children's Apparel and Accessories. The LITTLE BIG DOGS(R) line includes infants, toddlers, kids and youth sizes. Products in this line include graphic T-shirts, shirts, fleece items, infant and toddler one-pieces, boxer shorts, dresses and shorts, virtually all of which feature distinctive graphics. The graphics and fabrics of this line are designed to mirror many of the more popular graphics and fabrics in the BIG DOGS(R) adult line in order to encourage family purchases and leverage overall product development costs. We sell our LITTLE BIG DOGS(R) line primarily through our retail stores, catalog and website. Our sales of children's apparel have decreased somewhat in recent years, primarily due to increased competitive pressure in that category in pricing and from the mass market.

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

         RETAIL STORES

We seek to create a distinctive and fun shopping environment in Big Dogs stores through the innovative display of our graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in a fun, relaxed state of mind. In addition, our cross-merchandising and colorful signage is designed to add excitement in the stores and prompt add-on purchases. By showcasing our complete product line and broad assortment, Big Dogs stores offer something for everyone in the family and are particularly appealing to the dedicated Big Dogs customer.

In 2004, our retail stores contributed approximately 94% of Big Dog Sportswear total net sales. As of December 31, 2004, we operated a total of 188 stores, 186 stores in 40 states and 2 stores in Puerto Rico. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in a fun, relaxed state of mind. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of stores located in each state and territory as of December 31, 2004:

                   State                 No. of Stores       State               No. of Stores
                   -----                 -------------       -----               -------------
                 Alabama                      1         Minnesota                      4
                 Arizona                      6         Mississippi                    3
                 California                  35         Missouri                       7
                 Colorado                     5         Nevada                         3
                 Connecticut                  1         New Hampshire                  2
                 Delaware                     3         New Jersey                     2
                 Florida                     14         New Mexico                     1
                 Georgia                      6         New York                       4
                 Hawaii                       1         North Carolina                 6
                 Idaho                        1         Ohio                           4
                 Illinois                     4         Oregon                         6
                 Indiana                      3         Pennsylvania                   7
                 Iowa                         1         South Carolina                 5
                 Kansas                       3         South Dakota                   1
                 Kentucky                     1         Tennessee                      7
                 Louisiana                    1         Texas                          9
                 Maine                        2         Utah                           1
                 Maryland                     6         Virginia                       3
                 Massachusetts                3         Washington                     4
                 Michigan                     6         Wisconsin                      4

                 U.S. Territory       No. of Stores
                 -------------        -------------
                 Puerto Rico                 2

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

Our Big Dogs store operations are managed by a Senior Vice President--Retail, Director of Retail Operations, two regional managers and approximately 14 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance our customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, we have implemented employee training and incentive programs and encourage our sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. We believe our commitment to customer service enhances our ability to generate repeat business and to attract new customers. We also believe that the fun nature of our products create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

         NON-RETAIL DISTRIBUTION

Non-retail distribution channels, which include catalog and internet, and wholesale and corporate sales, represented approximately 6% of Big Dog Sportswear total net sales in 2004.

Catalog and Internet. In addition to generating their own sales, our catalog and website serve as key marketing pieces for our products and stores.
Our catalog and Internet sales in 2004 were approximately $5.0 million, or approximately 5% of Big Dog Sportswear total net sales. Such sales have had growth in recent years, on a relatively small base. We have the benefit of being able to develop names for our mailing list through our retail store chain, which has been the primary source for such list.

Wholesale and Corporate Sales. Big Dogs wholesale and corporate sales revenue in 2004 was approximately $1.0 million, or approximately 1% of Big Dog Sportswear total net sales. In second quarter 2004, we decided to focus on our retail business and closed our small wholesale division. However, we are continuing to operate our corporate sales division.

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

BUSINESS OF TWC
---------------

TWC is a chain of specialty retail stores selling high-quality, technically designed comfort footwear and accessories from around the world to both men and women, including such brands as ECCO(R), Mephisto(R), Dansko(R), Merrell(R) and Birkenstock(R).

TWC was founded in 1991 and grew rapidly from a base of 20 stores in 1995 to over 100 stores in 2003. As a result of its rapid expansion, TWC made certain real estate and merchandising missteps and eventually declared bankruptcy in July 2003. The bankruptcy process allowed TWC to reject its non-performing stores and liquidate excess and obsolete inventory.

Having purchased the assets of TWC out of bankruptcy in March 2004, the Company has re-focused TWC's operations on its original core business of operating specialty stores in premium malls selling the best brands in the comfort shoe category. We acquired the business of TWC based on, among other factors, our favorable assessment of its market niche, the favorable demographics of that market, and an anticipated ability to realize efficiencies and increase profitability by utilizing the retail store expertise of the Company and by consolidating TWC's corporate overhead operations with those of the Company. The footwear products sold by TWC appeal to a large and growing demographic.

         BUSINESS STRATEGY

Offer the Best Brands from Around the World. TWC seeks out and offers to its customers shoe brands that are of high quality, integrate comfort features, and are not widely distributed. TWC feature a number of European and other foreign comfort shoe brands not widely found in other US shoe retailers.

Authentic Comfort(TM). Each brand carried integrates comfort features such as shock absorbing EVA midsoles, hydrophobic foam insoles, waterproof leathers, anatomically contoured footbeds, and roomy toe boxes that follow the shape of the foot.

Target a Large and Growing Demographic. The Company has established TWC as the leading specialty retailer of comfort footwear appealing to a broad range of consumers. Although marketing focus is on baby boomers and working professionals, our customers include men and women of all ages. As the baby boomers age, there is an increasing focus on comfort footwear for both work and play. In addition, many of our brands are popular with working professionals such as teachers, medical staff, foodservice personnel and others who spend long days on their feet.

         MERCHANDISING

The TWC product line features high-quality branded comfort footwear and accessories from around the world. The professional comfort line focuses on working professionals who spend long hours on their feet. The dress comfort line includes more formal styles while maintaining the comfort for which TWC is known. The sport & active comfort line combines function and performance with style and design to create products that fit an active lifestyle. The casual comfort line includes comfort footwear for casual, everyday use. TWC also sells accessories that are designed to add to the comfort of the walking experience.

TWC experiences a level of seasonality in the types of products it sells. During spring/summer, the focus shifts toward sandals. During the fall/winter, the focus shifts toward boots, slippers and all-weather footwear.

The majority of our footwear products range from between $80 and $150. The following table sets forth the approximate contribution made to total net sales in our retail stores for the year ended December 31, 2004:

                                                                         % OF RETAIL STORE NET SALES
                                                                         ---------------------------
                                                                         YEARS ENDED DECEMBER 31, 2004
                                                                         -----------------------------

                  Women's footwear..............................................52.5%
                  Men's footwear ...............................................32.7
                  Accessories ..................................................14.8
                                                                                ----
                  Total .......................................................100.0%
                                                                               ======

         MARKETING

Historically, TWC lacked a coherent marketing strategy for TWC brand.
A significant focus of the Company's efforts since its acquisition of TWC has been the development of an effective, coherent marketing image and strategy. This strategy is being implemented through consistent store design and image, collateral materials (in-store posters, etc.), and development of brand-identifying trademarks and slogans (Authentic Comfort(TM), The Best Brands From Around the World, etc.) Such strategy also being effected with relatively little media advertising, as we believe TWC's most cost-effective marketing is through its stores themselves and our catalog and website. In addition, many of the brands we feature engage in their own media advertising, which acts to supports our stores. TWC is also able to leverage its marketing dollars by co-marketing with the companies whose brands it sells and with the malls in which it has stores.

         RETAIL STORES

In 2004, our retail stores contributed nearly 100% of TWC total net sales. As of December 31, 2004, we operated a total of 74 stores in 27 states and the District of Columbia. TWC stores are typically located in leading regional malls in prosperous urban areas where the Company believes demographics are favorable. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, rent and operating costs, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of TWC stores located in each state as of December 31, 2004. TWC stores average approximately 1300 square feet.


                          State            No. of Stores           State            No. of Stores
                          -----            -------------           -----            -------------
                 Arizona                         1         Michigan                       3
                 California                     17         Minnesota                      1
                 Colorado                        2         Missouri                       1
                 Connecticut                     2         Nevada                         1
                 Delaware                        1         New Jersey                     2
                 District of Columbia            1         New York                       1
                 Florida                         6         North Carolina                 1
                 Georgia                         3         Ohio                           2
                 Hawaii                          2         Oregon                         3
                 Illinois                        2         Pennsylvania                   2
                 Indiana                         1         South Carolina                 1
                 Louisiana                       1         Texas                          1
                 Maryland                        2         Virginia                       4
                 Massachusetts                   5         Washington                     5

Our TWC store operations are managed by a Senior Vice President--Retail, Vice President - Retail, Director of Stores, and 7 district managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance the TWC customer's shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish TWC from its competition. In this regard, we (and the companies whose shoe brands we feature) provide instructive seminars and training to our staff to educate them on the technical quality of our shoes and to allow them to guide our customers to the products that best meet their comfort needs. We believe our commitment to knowledgeable customer service enhances our ability to generate repeat business and to attract new customers.

         DOMESTIC AND INTERNATIONAL SOURCING.

TWC sources its product from a number of selected and approved brands located in the United States and abroad. No one brand represents more that 10% of the Company's products. TWC does not own or operate any manufacturing facilities. Occasionally, the Company goes directly to the manufacturer and has a shoe made to TWC specifications.

BIG DOGS AND TWC OPERATIONS

MANAGEMENT INFORMATION SYSTEMS
------------------------------

The Company is committed to utilizing technology to enhance its competitive position. We have put in place computer hardware, systems applications and networks that are the same as those used by a number of large retailers. These systems support the sales and distribution of products to our stores and customers and improve the integration and efficiency of our domestic and foreign sourcing operations. The Company's management information system ("MIS") provides integration of store, merchandising, distribution and financial systems. These systems include stock keeping unit ("SKU") and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on an IBM AS 400 platform and a Microsoft NT server network and utilize Island Pacific software. Our point-of-sale ("POS") system consists of registers providing price look-up, e-mail and credit card and check authorization. Through automated two-way communication with each store, sales information, e-mail and timekeeping information are uploaded to the host system, and receiving, price changes and systems maintenance are down-loaded through the POS devices. Sales are updated daily in the merchandising report systems by polling sales from each store's POS terminals. We evaluate information obtained through daily polling, including a daily tracking of gross margin, to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise. Corporate sales and catalog operations are also supported by MIS applications from established vendors, designed specifically to meet the unique requirements of these segments of the business. These applications include customer service phone center, order processing and mailing list maintenance.

ALLOCATION AND DISTRIBUTION OF MERCHANDISE
------------------------------------------

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

TRADEMARKS
----------

The Company utilizes a variety of trademarks which it owns; including the U.S. registered trademarks BIG DOGS(R), BIG DOG SPORTSWEAR(R), dog logo, BIG DOG(R), LITTLE BIG DOGS(R), BIG BIG DOGS(R) and THE WALKING COMPANY(R). In addition, we have registered certain of our trademarks or have registration applications pending in over 22 other countries. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in the marketing of our products. Like most popular brands, from time to time in the course of business we discover products or businesses in the marketplace that we believe infringe upon our trademark rights. In addition, in regard to Big Dogs, companies occasionally claim that a certain product or graphic of ours infringes on their intellectual property rights (sometimes in regard to our parodies of other's trademarks that we do as part of the Big Dogs sense of fun). We vigorously protect our trademarks and defend ourselves against claims of others. Actions against infringers include the use of cease and desist letters, administrative proceedings and lawsuits.

COMPETITION
-----------

Although the level and nature of competition differ somewhat for Big Dogs versus TWC, and among the product categories each of them feature, both companies compete primarily on the basis of the brand image we develop and maintain for them, as well as product quality assortment and price, store location and layout, and customer service. Big Dogs also competes by offering a unique combination of quality, value and fun (in both its products and its store experience). TWC also competes by offering a unique assortment of quality, hard-to-find brands. The markets for each of our products are highly competitive. We believe that our long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, unique products at competitive prices.

Although we believe Big Dogs does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category it competes with well-known apparel and specialty retail companies such as The GAP and Eddie Bauer and The Disney Stores, as well as a large number of national and regional department stores, specialty retailers and apparel designers and manufacturers. In addition, in recent years, the amount of casual sportswear and activewear manufactured specifically for department stores and sold under their own labels has significantly increased.

TWC competes primarily with small independent specialty shoe retailers ("mom & pop" operators), small shoes chains and also department store operators such as Nordstrom and Federated. We believe that due the relatively high price points for the shoes TWC offers and the high-level of customer service required to effectively sell the technical comfort benefits of such shoes, the big-box, mass-market retailers do not present a significant potential competitive threat to TWC.

Some of the Company's competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company.

EMPLOYEES
---------

At March 1, 2005, we had approximately 800 full-time and 900 part-time employees. Our need for part-time retail employees fluctuates significantly based on seasonal needs. No employees are covered by collective bargaining agreements.

AVAILABLE INFORMATION
---------------------

Big Dogs' website is www.bigdogs.com and TWC's website is at www.thewalkingcompany.com. We make available free of charge through our www.bigdogs.com website the Company's annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practical after electronically filing such reports with the Securities and Exchange Commission. This website is intended to be an inactive textual reference only and none of the information contained in our website is part of this report or is incorporated in this report by reference.

ITEM 2.           PROPERTIES

Our corporate headquarters are in leased offices comprising approximately 24,000 square feet in Santa Barbara, California. This lease expires July 2011, with two options to extend for another 5 years. Our distribution facility is located in Santa Fe Springs, California in a building comprising approximately 143,000 square feet under a lease that expires in January 2008. We have an option to extend this lease for 5 years. Additionally, we have TWC merchandising offices in an office comprising approximately 7,000 square feet in Westlake, California. This lease expires in September 2005.

We lease all of our store locations. Big Dogs store leases are typically for an initial term of 5 years with a 5-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels. In recent years, we have negotiated shorter-term renewals for Big Dogs stores in malls where we perceive a risk of declining sales. See "Item 1.

BUSINESS - RETAIL STORES." TWC stores typically have longer terms, as required by leading mall developers.

ITEM 3.           LEGAL PROCEEDINGS

In 2004, a licensee of the Company called Big Dog Motorcycles ("BDM") filed suit against us in federal district court in California for unspecified damages for breach of the license agreement. We counterclaimed for breach of the license and trademark infringement. Later that year, BDM filed a separate action in federal district court in Kansas for declaratory relief that BDM's use of the Big Dog trademark for its products is not an infringement of the Company's rights, and amended the California action to include, among other things a claim for $1.5 million dollars for "wrongful termination" of the license. We do not believe that the outcome of such litigation will have a material adverse effect on our results of operations or financial condition.

We are also involved from time to time in litigation incidental to our business. We believe that the outcome of such litigation will not have a material adverse effect on our results of operation or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         Not applicable.

                                      PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS

The common stock of our Company is traded on the NASDAQ National Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 2003 through the fourth quarter 2004, the high and low "sales" price of the shares of our common stock, as reported on the NASDAQ National Market.

                                                              2004                       2003
                                                              ----                       ----
                                                           High     Low              High       Low
                                                           ------------              --------------
                  First Quarter                          $ 6.40   $ 3.49           $ 2.67    $ 1.84
                  Second Quarter                           6.32     4.01             3.21      1.93
                  Third Quarter                            7.10     4.35             3.34      2.61
                  Fourth Quarter                           7.10     5.50             4.00      2.73

On March 1, 2005, the last sales price of the common stock as reported on the NASDAQ National Market was $7.10 per share. As of March 1, 2005, we had approximately 143 shareholders of record of our common stock.

Our current credit agreement prohibits the payment of dividends (see Liquidity and Capital Resources). We did not pay a dividend in 2004 and 2003, and do not expect to pay dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                       2004        2003        2002        2001         2000
                                                       ----        ----        ----        ----         ----
                                                       (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales.......................................    $ 161,358   $ 103,757   $ 108,756   $ 112,369   $ 115,280
Cost of goods sold..............................       72,733      45,025      46,970      49,154      48,836
                                                     --------   ---------   ---------   ---------   ---------
Gross profit....................................       88,625      58,732      61,786      63,215      66,444
                                                     --------   ---------   ---------   ---------   ---------
Selling, marketing and distribution expenses....       73,956      49,089      51,528      52,660      53,176
General and administrative expenses.............        8,060       5,199       5,252       5,618       5,394
                                                     --------   ---------   ---------   ---------   ---------
Total operating expenses........................       82,016      54,288      56,780      58,278      58,570
                                                     --------   ---------   ---------   ---------   ---------
Income from operations .........................        6,609       4,444       5,006       4,937       7,874
Write-off of impaired asset (1).................          ---         ---         ---         ---       3,000
Other income (1)................................          (82)        ---         ---        (334)        ---
Interest income (2).............................          (26)         (2)     (3,175)        (39)       (258)
Interest expense (2)............................          857         320       3,761       1,158         596
                                                     --------    --------    --------    --------    --------
Income before provision for income taxes........        5,860       4,126       4,420       4,152       4,536
Provision for income taxes......................        2,172       1,489         603       1,512       2,719
                                                     --------    --------    --------    --------    --------
Net income......................................   $    3,688  $    2,637  $    3,817   $   2,640   $   1,817
                                                   ==========  ==========  ==========   =========   =========
Net income per share
 Basic..........................................     $   0.42    $   0.32    $   0.45    $   0.31    $   0.17
 Diluted........................................     $   0.40    $   0.32    $   0.45    $   0.31    $   0.17

Weighted average common shares
 Basic..........................................        8,722       8,307       8,409       8,457      10,808
 Diluted........................................        9,174       8,307       8,409       8,477      10,906

Cash dividend per common share..................     $   0.00    $   0.00    $   0.00    $   0.00    $   0.10
OPERATING DATA:
Number of stores (3)
 Stores open at beginning of period.............          203         209         208         198         191
 Stores added due to The Walking Company
   acquisition..................................           72         ---         ---         ---         ---
 Stores opened during period....................            5           7           7          16          16
 Stores closed during period....................          (18)        (13)         (6)         (6)         (9)
                                                       -------     --------     -------     -------    -------
 Stores open at end of period...................          262         203         209         208         198
Comparable stores sales increase
   (decrease) (4) (5)...........................         3.4%      (3.6)%      (6.3)%      (4.4)%         1.3%

BALANCE SHEET DATA:
Working capital.................................      $32,727     $29,574     $26,122     $22,261      $17,553
Total assets....................................       58,831      42,582      39,679      40,307       43,280
Total indebtedness (6)..........................        1,092         ---         ---       1,767        6,000
Stockholders' equity............................       42,541      34,214      31,983      28,408       25,859

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

(5) In 2004, comparable store sales increase consists of a 12.7% increase in TWC comparable store sales, which is offset by a 1.9% decrease in Big Dogs comparable store sales.

(6) Includes subordinated debt, obligations under the bank line of credit and obligations under capital leases.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this Form 10-K.

GENERAL

         Big Dog Holdings, Inc. is the parent company of two retail chains, Big Dog USA, Inc., which does business as "Big Dog Sportswear" ("Big Dogs" or "Big Dog Sportswear")) and The Walking Company ("TWC"). Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including active wear, casual sportswear, accessories and gifts. TWC, acquired March 3, 2004, is a specialty retailer of authentic comfort footwear and accessories.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------

                                                                  2004             2003          2002
                                                                  ----             ----          ----

Net sales....................................................... 100.0%           100.0%         100.0%
Cost of goods sold..............................................  45.1             43.4           43.2
                                                                 -----            -----          -----

Gross profit....................................................  54.9             56.6           56.8

Selling, marketing and distribution expenses....................  45.8             47.3           47.4
General and administrative expenses.............................   5.0              5.0            4.8
                                                                 -----            -----          -----

Total operating expenses.......................................   50.8             52.3           52.2
                                                                 -----            -----          -----

Income from operations.........................................    4.1%             4.3%           4.6%


YEARS ENDED DECEMBER 31, 2004 AND 2003

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and corporate sales accounts, all net of returns and allowances. Net sales increased to $161.4 million in 2004 from $103.8 million in 2003, an increase of $57.6 million, or 55.5%. The increase was primarily related to $62.6 million in sales from the acquisition of The Walking Company on March 3, 2004. This increase was offset by $1.8 million attributable to a decrease in Big Dog comparable store sales of 1.9%, $1.7 million attributable to a decrease in Big Dog sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the year, $1.3 million attributable to a decrease in our Big Dog wholesale business, and $0.2 million attributable to a decrease in our Big Dog mail order business. The decrease in Big Dog comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. During the second quarter 2004, we closed the Big Dog wholesale division, which accounted for 2% of revenues in 2003.

         GROSS PROFIT. Gross profit increased to $88.6 million in 2004 from $58.7 million in 2003, an increase of $29.9 million, or 50.9%. As a percentage of net sales, gross profit decreased to 54.9% in 2004 from 56.6% in 2003. The decrease was attributable to the addition of TWC store sales as of the acquisition date of March 3, 2004. Such lower margin is expected to continue for future periods, as TWC margin contribution is generally lower than the Company's historical results. TWC gross margin was 51.9% in 2004 as compared to Big Dogs' contribution of 56.8%. The Big Dogs' gross profit for 2004 increased to 56.8% from 56.6% in 2003. The 0.2% increase was primarily due to a shift from promotional or lower-margined sales to higher-margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $74.0 million in 2004 from $49.1 million in 2003, an increase of $24.9 million, or 50.7%. The $24.9 million increase is primarily due to $26.2 million related to TWC. However, as a percentage of net sales these expenses decreased to 45.8% in 2004 from 47.3% in 2003, a decrease of 1.5%. The decrease as a percentage of sales is primarily related to cost reductions related to store closures and efficiencies created as a result of the acquisition of The Walking Company. With the addition of TWC, this lower level of expenses as a percentage of revenue is expected to continue in future periods.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $8.1 million in 2004 from $5.2 million in 2003. The increase is directly attributable to The Walking Company acquisition. However, as a percentage of net sales these expenses remained constant at 5.0% for both 2004 and 2003.

         OTHER INCOME. Other income of $0.1 million in 2004 is the gain from early debt extinguishment at a discount of the redeemable convertible notes related to The Walking Company acquisition.

         INTEREST EXPENSE. Interest expense increased to $0.9 million in 2004 from $0.3 million in 2003. The increase in interest expense is due to higher average outstanding borrowings due to the acquisition of the operations of The Walking Company. Such higher level of interest expense, as a dollar amount, is expected to continue in future periods as a result of The Walking Company acquisition.

         INCOME TAXES. In 2004, the provision for income taxes reflects a 37.1% effective tax rate, compared to a 36.1% effective tax rate in 2003.

YEARS ENDED DECEMBER 31, 2003 AND 2002

         NET SALES. Net sales decreased to $103.8 million in 2003 from $108.8 million for 2002, a decrease of $5.0 million, or 4.6%. Of the $5.0 million decrease, $3.5 million was attributable to a 3.6% comparable store sales decrease for the period, $1.6 million was attributable to those stores not opened for comparable periods, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.5 million was attributable to a decrease in our wholesale business. This decrease was offset by a $0.6 million increase in the mail order business. The 2003 decrease in comparable store sales is primarily related to a decline in product sales as a result of lower customer traffic in our stores and outlet locations. Retail sales were impacted by the highly competitive conditions and overall difficult retail environment.

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

         INTEREST EXPENSE. Interest expense decreased to $0.3 million in 2003 from $3.8 million in 2002. Such decrease was primarily due to $3.3 million of interest expense related to our short bond transactions (See "Interest Income") Otherwise, interest expense decreased to $0.3 million in 2003 from $0.5 million in 2002 related to lower average outstanding borrowings during 2003 as compared to 2002.

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

SEASONALITY AND QUARTERLY RESULTS

         We believe our seasonality is somewhat different than many apparel retailers since a significant number of our Big Dog Sportswear stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. We believe that the seasonality of TWC stores will more closely resemble traditional retailers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of our annual sales and profits. We have historically incurred operating losses in the first half of the year and may be expected to do so in the foreseeable future.

         Our quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in comparable store sales, changes in the mix of products sold, customer acceptance of new products, the timing and level of markdowns, competitive factors and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

         During 2004, our primary uses of cash were for merchandise inventories, the acquisition of The Walking Company, capital expenditures, and general operating activity. We satisfied our cash requirements from existing cash balances, short-term borrowings under its line of credit agreements and other borrowings.

         Cash provided by operating activities was $6.3 million and $5.8 million for 2004 and 2003, respectively. The $0.5 million increase in cash provided by operating activities relates to an increase in our net income of $1.1 million, $3.7 million in 2004 compared to $2.6 million in 2003, which was offset in part by various fluctuations in operating assets and liabilities.

         Cash used in investing activities was $3.5 million and $1.0 million for 2004 and 2003, respectively. Of the cash used in investing activities in 2004, $1.6 million relates to the acquisition of The Walking Company.

         Cash used in financing activities was $8.7 million in 2004 compared to $0.5 million in 2003. As of December 31, 2004, we had short term borrowings of $0.3 million under its borrowing agreements. As of December 31, 2003, we had no outstanding short term borrowings.

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in August 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28 million with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, and depreciation and amortization targets. As amended, the more significant covenants include compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, based on prime or ranging up to LIBOR plus 1.75% (5.25% at December 31, 2004), which is based on excess availability levels. As of December 31, 2004 and 2003, no amounts were outstanding under the Amended Credit Agreement. Additionally, the Company had $899,000 and $966,000, respectively, of letters of credit outstanding as of December 31, 2004 and 2003. The letters of credit expire through March 30, 2005.

        In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17.5 million three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, TWC was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, based on prime or ranging up to LIBOR plus 2.75% (5.25% at December 31, 2004), which is based on excess availability levels. As of December 31, 2004, TWC had approximately $304,000 outstanding under this credit agreement and $341,000 of outstanding letters of credit. The letters of credit expire through January 31, 2005.

         In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% (6.25% at December 31, 2004) and is personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. At December 31, 2004, no amounts were outstanding under this facility. In February 2005, this facility was cancelled by the Company.

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

        In order to facilitate the acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the "Assigned Group"). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying statements of operations.

        During the second quarter, certain note holders and the Assigned Group exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. As an inducement to cash out, the Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the accompanying statement of operations.

        As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At December 31, 2004, $72,000 of the priority tax claim note has been classified as current and is included in current portion of long-term debt, while the remainder of $289,000 is classified as long-term note payable in the accompanying consolidated balance sheet.

        Management believes that available cash, the credit facilities in place in 2004 and 2005, and cash generated from operations will be adequate to fund the Company's working capital requirements for the foreseeable future.

COMMITMENTS AND OBLIGATIONS

         As of December 31, 2004, we had the following obligations:

                                                       Amounts of Commitment Expiration per Period
                             ------------------------------------------------------------------------------------------------
                                Total Amounts         Less than 1        1 to 3 years       4 to 5 years       Over 5 years
                                 Committed               year
                             ------------------    ----------------    ---------------    ----------------    --------------
  Debt:
   Revolving lines of credit       $ 304,000            $304,000           $  ---             $  ---              $ ---
   Priority tax claims               361,000              72,000            144,000             145,000             ---

Contractual Obligations:
  Operating leases                86,141,000          22,919,000         33,750,000          17,720,000        11,752,000
  Capital leases                     427,000             171,000            256,000               ---               ---

Other Commercial
  Commitments:
  Letters of credit                  925,000             925,000              ---                ---                ---
  Standby letters of credit          315,000             315,000              ---                ---                ---
                             ------------------    ----------------    ---------------    ----------------    ---------------
Total Commitments                $88,473,000         $24,706,000         $34,150,000         $17,865,000       $11,752,000
                             ------------------    ----------------    ---------------    ----------------    ---------------

Revolving Lines of Credit - We have two revolving credit facilities with Wells Fargo Retail Finance that we use to finance our operations. See "Part I. Item 7
- Liquidity and Capital Resources" for additional information regarding our credit facilities.

Priority Tax Claims - In conjunction with the acquisition of The Walking Company, we assumed priority tax claims. See "Part I. Item 7. - Liquidity and Capital Resources" for additional information regarding our priority tax claim debt.

Operating Leases - We lease retail and office space under various operating leases. Certain leases are cancelable with substantial penalties. See "Part I.
Item 2. -- Properties" for additional information regarding our leases.

Capital Leases - We lease certain computer and copier equipment under various capital leases. Certain leases are cancelable with substantial penalties.

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

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations in the third and fourth quarters of 2005. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting. This method is allowed under SFAS No. 148, which amended SFAS No. 123 in December 2002, and proforma disclosure of fair value amounts is provided.

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

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Our most critical estimate relates to projecting future cash flows used in assessing future store operating performance and testing long-lived assets for impairment.

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

         We are self-insured for medical insurance coverage. Our policy has maximum exposure limits. We maintain a liability for estimated claims based on historical claims experience and other actuarial assumptions.


         Our inventories are valued at the lower of cost (first-in, first-out and weighted average method) or market. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory, the impact of market trends, and an evaluation of economic conditions. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.


         We account for income taxes using an asset and liability approach for measuring deferred income taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.


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

         CONTROL BY MAJORITY SHAREHOLDER, SMALL PUBLIC FLOAT, AND LOW TRADING VOLUME OF SHARES. Our Chairman of the Board, Fred Kayne, owns approximately 50% of Big Dogs outstanding common stock. In addition, over 70% of our shares are held by Mr. Kayne and other directors, officers or beneficial owners of more than 10%, none of whom have historically traded in the shares on any regular basis. As a result, Mr. Kayne, acting either individually or with the Company's current directors and executive officers, will be able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of our stockholders, including a change in control. While our shares are currently listed on the NASDAQ National Market System, the average daily trading volume, particularly in recent years, has been very low. Due to all the foregoing, and other factors, there has been and can expect to be significant illiquidity in our shares.

         CONTINUED STORE CLOSURES. The Company continues to evaluate its current Big Dogs and TWC store portfolio for potential store closures. In 2004, the Company closed 18 underperforming Big Dogs stores (which included 4 temporary holiday stores) and in 2005 to date has closed 8 Big Dogs stores. We will continue to take a careful position in regard to long-term real estate commitments and may close additional stores if considered appropriate.

         CHANGES IN CONSUMER PREFERENCES. The consumer products industry in general and the apparel industry in particular, are subject to changing consumer demands and preferences. Although we believe our Big Dogs and TWC products historically have not been significantly affected by fashion trends, its products are subject to changing consumer preferences. Big Dogs' success will depend significantly on our ability to continue to produce popular graphics and products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. We also continue to evaluate our introduction of more risque graphics in the Big Dogs line in recent years, and balance their sales against the risk of offending some customers. In addition, over the years general consumer preferences rise and decline in regard to the type of graphic and logo-oriented merchandise provided by Big Dogs, which can have an effect on our business.

         FACTORS AFFECTING STORE TRAFFIC. Nearly all of our stores for both Big Dogs and TWC are located in malls. Accordingly our sales in such stores are, and will in the future continue to be, affected by the ability of such malls to continue to generate customer traffic. Big Dogs stores are located largely in outlet malls, with a majority of such malls we have selected being in tourist areas or tourist-serving areas where we think the customers will be attracted to Big Dogs merchandise. Outlet mall traffic appears to have declined overall in recent years. In addition, tourism, upon which a number of the outlet malls in which we have stores depend for traffic, may from time to time adversely be affected by such factors as economic downturns, adverse weather, war or international conflict, acts of terrorism or terrorism alerts, and increases in the cost of travel. In addition, customer traffic in both outlet malls and the regional malls in which TWC has stores is also affected by such factors as changing consumer preferences, opening of new malls in the area, the closing of high-profile stores in the mall and declines in the desirability of the shopping environment in a particular mall.

         DEPENDENCE ON KEY PERSONNEL. Our success is significantly dependent on the performance of our key management, particularly Chief Executive Officer, Andrew Feshbach, Executive Vice President--Merchandising, Doug Nilsen, Executive Vice President - Business Affairs, General Counsel, Anthony Wall, Chief Financial Officer, Roberta Morris, Senior Vice President - Retail Operations, Lee Cox and Senior Vice President - Merchandising, Michael Grenley.

         DEPENDENCE ON THIRD-PARTY AND FOREIGN MANUFACTURERS AND SUPPLIERS. We do not own or operate any manufacturing facilities and are therefore dependent on third parties for the manufacture and supply of our Big Dogs and TWC products. The loss of major suppliers or the failure of such suppliers to timely deliver our products or to meet our quality standards, could adversely affect our ability to deliver products to our customers in a timely manner. The majority of our Big Dogs products are purchased from trading companies with relationships with manufacturing facilities located outside the United States. Our operations could be adversely affected by events that result in disruption of trade from foreign countries in which our suppliers are located. Our staff or agents periodically visit and observe the operations of such foreign and domestic manufacturers, but we do not control such manufacturers or their labor practices. Therefore we cannot necessarily prevent legal or ethical violations by independent manufacturers of Big Dogs goods, and it is uncertain what impact such violations would have on us.

         SUBSTANTIAL COMPETITION. The markets for each of our products are highly competitive. In regard to our Big Dogs apparel products, the increased consumer shift toward large mass-market and discount retailers has put substantial pricing and competitive pressure on apparel retailers in general. We believe Big Dogs' long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices.

         RELIANCE ON INFORMATION SYSTEMS. We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Substantial disruptions affecting our information systems could have an adverse effect on our business.

         DEPENDENCE ON TRADEMARKS. We use a number of trademarks, the primary ones of which are registered with the United States Patent and Trademark Office and in a number of foreign countries. While we believe our trademark rights are strong, in our pursuit and defense of particular infringement claims it cannot be assured that we will always prevail. See "Business - Trademarks."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe we have material exposure to losses from market-rate sensitive instruments. We have not invested in derivative financial instruments We have credit agreements with Wells Fargo Retail Finance whereby we may borrow at a floating rate. These credit agreements provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75%, based on access availability levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." We had $304,000 outstanding borrowings under these arrangements as of December 31, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" at Item 15(a) for a listing of the consolidated financial statements filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 29, 2004, our Audit Committee dismissed our previous independent auditor, Deloitte & Touche LLP or D&T. Effective September 29, 2004, our Audit Committee engaged Singer Lewak Greenbaum & Goldstein LLP to serve as our independent auditors for 2004. D&T's reports on our consolidated financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2002 and 2003, and the interim period ended September 29, 2004, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to D&T's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements, and no reportable events.

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

ITEM 9b. OTHER INFORMATION.

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Other information with respect to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles and present and recent past positions of persons serving as our executive officers as of March 1, 2005:

NAME                                AGE                                POSITION
----                                ---                                --------
Andrew D. Feshbach                  44               President, Chief Executive Officer and Director
Douglas N. Nilsen                   56               Executive Vice President - Merchandising (Big Dog USA)
Anthony J. Wall                     49               Executive Vice President - Business Affairs,
                                                     General Counsel and Secretary
Roberta J. Morris                   45               Chief Financial Officer, Treasurer and
                                                     Assistant Secretary
Lee M. Cox                          36               Senior Vice President - Retail Operations
Michael Grenley                     47               Senior Vice President-Merchandising (TWC)

         ANDREW D. FESHBACH co-founded the Company in May 1992 and has served as President, Chief Executive Officer and as a director since that time. From 1990 until the present, he has served as a Vice President of Fortune Financial, a private merchant banking firm owned by the Company's Chairman and majority stockholder, Fred Kayne. Mr. Feshbach has an M.B.A. from Harvard University.

         DOUGLAS N. NILSEN has served as Executive Vice President-Merchandising for Big Dog USA for more than five years. From 1990 to September 1995, he served as Director of Merchandise at Walt Disney Attractions, Inc. for its U.S. theme parks and resorts, and in such capacity was responsible for merchandising all apparel and accessories. Mr. Nilsen has an M.B.A. from New York University.

         ANTHONY J. WALL has served as Executive Vice President, General Counse and Secretary of the Company for more than five years. Mr. Wall also serves as General Counsel of Fortune Fashions Industries LLC, a custom manufacturer of embellished apparel, Fortune Casuals, LLC, a manufacturer of casual apparel for the mass market, and Fortune Swimwear, a manufacturer of swimwear for the mass market, and a Vice President of Fortune Financial, all of which are controlled by Fred Kayne.

         ROBERTA J. MORRIS has served as Chief Financial Officer since March 1998, having previously served as Senior Vice President--Finance since January 1995. Prior to joining the Company in 1993, Ms. Morris was employed as a Senior Audit Manager with Deloitte & Touche LLP. Ms. Morris is a certified public accountant.

         LEE M. COX joined the Company in September 2000 and has served as Senior Vice President - Retail since February 2001. From 1994 until September 2000, Mr. Cox was employed by Adidas Retail, Inc. in various capacities, most recently as Director of Retail Stores.

         MICHAEL GRENLEY joined the Company in March 2004 and serves as Senior Vice President - Merchandising for TWC. From 1994 until the Company's acquisition of The Walking Company, Mr. Grenley served as Executive Vice President - Merchandise and Chief Operations Officer for the previous The Walking Company. Prior to The Walking Company, Mr. Grenley was a Vice President of Merchandise at Macy's California.

         The members of the Audit Committee of the Board of Directors are Steven Good (Chairman), David Walsh and Skip Coomber. Our Board, in its judgment, has determined that Mr. Good meets the Securities and Exchange Commission's definition of audit committee financial expert and has designated him as such. Our Board has further determined that Messrs. Good, Walsh and Coomber are independent as such term is used under Schedule 14A of the Securities Exchange Act of 1934.

         We have adopted a code of ethics for our principal executive officer and senior financial officers. Copies of the code of ethics are available by writing to Big Dog Holdings, Inc., Attention General Counsel, 121 Gray Ave., Santa Barbara, CA 93101. Should any changes to or waivers of this code of ethics be made, such changes to or waivers will be timely disclosed on the Company's website, unless the same is disclosed in a current report on Form 8-K filed with the Securities Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of Big Dog Holdings, Inc., relating to the 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal 2004 year end.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

(b) Reports on Form 8-K.

                  No reports on Form 8-K have been issued that were not been previously disclosed.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 31, 2005 on its behalf by the undersigned, thereunto duly authorized.

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

             SIGNATURE                                        TITLE                                  DATE
             ---------                                        -----                                  ----

/s/ANDREW D. FESHBACH                Chief Executive Officer, President and Director          March 31, 2005
---------------------
Andrew D. Feshbach                   (Principal Executive Officer)

/s/ROBERTA J. MORRIS                 Chief Financial Officer, Treasurer and Assistant         March 31, 2005
--------------------
Roberta J. Morris                    Secretary (Principal Financial and Accounting Officer)

/s/FRED KAYNE                        Chairman of the Board                                    March 31, 2005
-------------
Fred Kayne

/s/SKIP R. COOMBER, III              Director                                                 March 31, 2005
-----------------------
Skip R. Coomber, III

/s/STEVEN C. GOOD                    Director                                                 March 31, 2005
-----------------
Steven C. Good

/s/ROBERT H. SCHNELL                 Director                                                 March 31, 2005
--------------------
Robert H. Schnell

/s/DAVID J. WALSH                    Director                                                 March 31, 2005
-----------------
David J. Walsh


                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2004, 2003, and 2002



                                                                                                  PAGE
                                                                                                  -----

Report of Independent Registered Public Accounting Firm......................................      F-2

Report of Independent Registered Public Accounting Firm......................................      F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003.................................      F-4

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and
2002.........................................................................................      F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2004, 2003, and 2002.........................................................................      F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and
2002.........................................................................................      F-7

Notes to the Consolidated Financial Statements...............................................      F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Big Dog Holdings, Inc. and subsidiaries
Santa Barbara, CA

         We have audited the consolidated balance sheet of Big Dog Holdings, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big Dog Holdings, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year in the period ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, CA
March 14, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:

         We have audited the accompanying consolidated balance sheet of Big Dog Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 23, 2004

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                              --------------------------------------
                                                                                       2004               2003
                                                                                       ----               ----
                                     ASSETS
    CURRENT ASSETS:
     Cash and cash equivalents.............................................         $ 4,670,000      $ 10,503,000
     Receivables:
      Trade, net............................................................             20,000            25,000
      Other.................................................................            391,000            91,000
     Inventories (Note 13)..................................................         39,581,000        24,752,000
     Prepaid expenses and other current assets..............................            928,000           789,000
     Deferred income taxes (Notes 5 and 8)..................................          1,691,000           875,000
                                                                                    -----------      ------------
    Total current assets....................................................         47,281,000        37,035,000
    PROPERTY AND EQUIPMENT, net (Note 2)....................................          9,956,000         4,144,000
    INTANGIBLE ASSETS, Net..................................................            172,000           211,000
    DEFERRED INCOME TAXES (Notes 5 and 8)...................................          1,042,000           946,000
    OTHER ASSETS............................................................            380,000           246,000
                                                                                    -----------      ------------
    TOTAL...................................................................       $ 58,831,000      $ 42,582,000
                                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
     Short-term borrowings (Note 6).........................................       $    304,000      $        ---
     Current portion of long-term debt (Note 7).............................            243,000               ---
     Accounts payable.......................................................          5,033,000         1,932,000
     Income taxes payable (Note 8)..........................................          2,643,000         1,513,000
     Accrued expenses and other current liabilities (Note 3)................          6,331,000         4,016,000
                                                                                   -----------        -----------
    Total current liabilities...............................................         14,554,000         7,461,000
    NOTE PAYABLE (Note 7)...................................................            289,000               ---
    CAPITAL LEASE OBLIGATIONS (Note 9)......................................            256,000               ---
    DEFERRED RENT AND LEASE INCENTIVES (Note 9).............................            943,000           606,000
    DEFERRED GAIN ON SALE-LEASEBACK (Note 2)................................            248,000           301,000
                                                                                    -----------       -----------
     Total liabilities......................................................         16,290,000         8,368,000
                                                                                    -----------       -----------
    COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
    STOCKHOLDERS' EQUITY (Note 10):
     Preferred stock, $.01 par value, 3,000,000 shares authorized,
       none issued and outstanding..........................................      $        ---        $       ---
     Common stock $.01 par value, 30,000,000 shares authorized, 10,709,030 and
       9,698,284 shares issued at December 31, 2004
       and 2003, respectively...............................................            107,000            97,000
     Additional paid-in capital.............................................         25,513,000        20,510,000
     Retained earnings......................................................         25,149,000        21,461,000
     Treasury stock, 1,529,998 and 1,455,152 shares at December 31, 2004
      and 2003, respectively................................................         (8,228,000)       (7,854,000)
                                                                                    -----------       -----------
      Total stockholders' equity............................................         42,541,000        34,214,000
                                                                                    -----------       -----------
    TOTAL...................................................................       $ 58,831,000      $ 42,582,000
                                                                                   ============      ============

                       See notes to consolidated financial statements.

                    BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                          2004              2003             2002
                                                                          ----              ----             ----
NET SALES....................................................        $ 161,358,000    $ 103,757,000     $ 108,756,000
COST OF GOODS SOLD (Note 13).................................           72,733,000       45,025,000        46,970,000
                                                                      ------------    --------------    -------------
GROSS PROFIT.................................................           88,625,000       58,732,000        61,786,000
                                                                      ------------    --------------    -------------
OPERATING EXPENSES:
 Selling, marketing and distribution.........................           73,956,000       49,089,000        51,528,000
 General and administrative..................................            8,060,000        5,199,000         5,252,000
                                                                      ------------    --------------     ------------
  Total operating expenses...................................           82,016,000       54,288,000        56,780,000
                                                                      ------------    --------------     ------------
INCOME FROM OPERATIONS.......................................            6,609,000        4,444,000         5,006,000

OTHER INCOME (Note 7)........................................              (82,000)             ---               ---

INTEREST INCOME (Note 5).....................................              (26,000)          (2,000)       (3,175,000)

INTEREST EXPENSE (Notes 5 and 6).............................              857,000          320,000         3,761,000
                                                                       -----------      ------------     -------------
INCOME BEFORE PROVISION FOR INCOME TAXES.....................            5,860,000        4,126,000         4,420,000

PROVISION FOR INCOME TAXES (Notes 5 and 8)...................            2,172,000        1,489,000           603,000
                                                                       -----------      ------------     -------------
NET INCOME...................................................          $ 3,688,000     $  2,637,000       $ 3,817,000
                                                                      ============     =============     =============

NET INCOME PER SHARE
 BASIC.......................................................          $      0.42      $      0.32       $      0.45
                                                                        ==========      ============      ============
 DILUTED.....................................................          $      0.40      $      0.32       $      0.45
                                                                       ===========      ============      ============

                    See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                    COMMON STOCK           ADDITIONAL                      TREASURY STOCK
                                    ------------            PAID-IN      RETAINED          --------------
                              SHARES          AMOUNT        CAPITAL      EARNINGS        SHARES        AMOUNT       TOTAL
                              ------          ------        -------      --------        ------        ------       ------
BALANCE,
JANUARY 1, 2002............   9,698,284    $  97,000   $ 20,510,000    $ 15,007,000      1,233,220  $(7,206,000) $28,408,000

Repurchased common
  stock (Note 10)..........        ----         ----          ----            ----          72,416     (242,000)    (242,000)
Net income.................        ----         ----          ----        3,817,000           ----          ----   3,817,000
                             ----------    ---------   -------------   ------------     ----------   -----------   ---------
BALANCE,
DECEMBER 31, 2002..........   9,698,284       97,000     20,510,000      18,824,000      1,305,636   (7,448,000)  31,983,000

Repurchased common
  stock (Note 10)..........        ----         ----           ----           ----         149,516     (406,000)    (406,000)
Net income.................        ----         ----           ----       2,637,000          ----          ----    2,637,000
                              ---------    ---------     -----------    -----------      ---------    ---------    ----------
BALANCE,
DECEMBER 31, 2003..........   9,698,284       97,000     20,510,000      21,461,000      1,455,152   (7,854,000)  34,214,000

Repurchased common
  stock (Note 10)..........       ----         ----            ----           ----          74,846    ( 374,000)    (374,000)
Warrants exercised (Note 7)     993,146       10,000      4,922,000           ----            ----         ----    4,932,000
Options exercised..........      17,600        ----          63,000           ----            ----         ----       63,000
Tax benefits related to
  exercise of stock options
  (Notes 8 and 10).........       ----         ----          18,000           ----            ----         ----       18,000
Net income.................       ----         ----           ----        3,688,000           ----         ----    3,688,000
                              ---------    ---------     ----------      ----------     ----------    -----------  ---------

BALANCE,
DECEMBER 31, 2004..........  10,709,030    $ 107,000   $ 25,513,000    $ 25,149,000      1,529,998  $(8,228,000) $42,541,000
                             ==========    =========   ============    ============    ===========  ============= ==========


                 See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------
                                                                                 2004           2003            2002
                                                                                 ----           ----            -----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................  $ 3,688,000     $ 2,637,000    $ 3,817,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................    3,666,000       2,075,000      2,619,000
  Compensation expense.....................................................      328,000             ---            ---
  Gain on early extinguishment of notes payable............................      (82,000)            ---            ---
  Amortization of deferred financing fees..................................      273,000         151,000        153,000
  Provision for losses on receivables......................................       87,000         (25,000)        68,000
  Loss on disposition of property and equipment............................       51,000           2,000         21,000
  Loss on sale of U.S. Treasury Bonds......................................          ---             ---        115,000
  Write-off of impaired asset - fixed assets...............................          ---          50,000        102,000
  Deferred income taxes....................................................     (912,000)        139,000         (6,000)
  Changes in operating assets and liabilities:
   Receivables.............................................................     (381,000)        368,000        285,000
   Inventories.............................................................   (2,075,000)         56,000      1,969,000
   Prepaid expenses and other current assets...............................    1,635,000        (332,000)        16,000
   Accounts payable........................................................    1,308,000          (3,000)      (988,000)
   Income taxes payable....................................................    1,130,000         958,000     (1,428,000)
   Accrued expenses and other current liabilities..........................   (2,700,000)       (143,000)        22,000
   Deferred rent and lease incentives......................................      337,000         (87,000)        10,000
   Deferred gain on sale-leaseback.........................................      (53,000)        (53,000)       (52,000)
                                                                               ---------       ----------     ---------
    Net cash provided by operating activities..............................    6,300,000       5,793,000      6,723,000
                                                                               ---------       ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures......................................................   (1,886,000)     (1,044,000)    (1,299,000)
 Acquisition of The Walking Company, net of cash acquired..................   (1,577,000)            ---            ---
 Proceeds from sale of U.S. Treasury Bonds.................................          ---             ---     95,269,000
 Repurchase of U.S. Treasury Bonds.........................................          ---             ---    (95,384,000)
 Other.....................................................................          ---          11,000        (11,000)
                                                                               ---------      ----------     -----------
    Net cash used in investing activities..................................   (3,463,000)    (1,033,000)     (1,425,000)
                                                                               ---------      ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit agreement.............................   (7,634,000)            ---     (1,767,000)
 Repayment of redeemable convertible notes and rights......................     (363,000)            ---            ---
 Repurchase of common stock................................................     (374,000)       (406,000)      (242,000)
 Payment of deferred financing fees........................................     (175,000)        (45,000)      (150,000)
 Exercise of stock options.................................................       81,000             ---            ---
 Repayment of capital lease obligations....................................     (166,000)            ---            ---
 Repayment of notes payable................................................      (39,000)            ---            ---
                                                                               ---------       ---------     ----------
    Net cash used in financing activities..................................   (8,670,000)       (451,000)    (2,159,000)
                                                                              ----------       ---------     ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......................   (5,833,000)      4,309,000      3,139,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................   10,503,000       6,194,000      3,055,000
                                                                              ----------      ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................................  $ 4,670,000    $ 10,503,000   $  6,194,000
                                                                             ===========    ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest.................................................................  $   545,000    $    172,000   $  3,617,000
  Income taxes.............................................................  $ 1,954,000    $    392,000   $  2,037,000


                 See notes to consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                         2004
                                                                         ----
ACQUISITION OF THE WALKING COMPANY:
Working capital, other than cash.....................................$   (4,000)
Properties........................................................... 7,260,000
Redeemable convertible notes and rights assumed......................(4,998,000)
Notes payable........................................................  (681,000)
                                                                     ----------
Net cash effect due to acquisition of net assets of
The Walking Company..................................................$1,577,000
                                                                     ==========
REDEMPTION OF NOTES AND RIGHTS:
Redeemable convertible notes and rights assumed......................$4,998,000
Expiration of warrants...............................................   328,000
Accrued interest.....................................................    75,000
Amortization of premium on convertible notes..........................  (24,000)
Gain on early extinguishment of debt..................................  (82,000)
Issuance of 993,146 shares of common stock...........................(4,932,000)
                                                                     ----------
Net cash effect due to redemption of notes and rights................$  363,000
                                                                     ==========
OTHER:
Capital leases.......................................................$  383,000
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

         The Company principally develops and markets apparel and other consumer products through Company-operated retail stores, corporate sales accounts, catalog and Internet website.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. The Company's evaluation for the year ended 2004, which included all retail locations, indicated that no asset impairment existed and therefore no write-down of assets was recorded. The Company's evaluation for years ended 2003 and 2002, which included all retail locations, indicated that operating losses existed for certain retail locations with a projection that the operating losses for these retail locations will continue. As such, the Company recorded write-downs of leasehold improvements for certain retail stores which approximated $50,000 and $102,000 for years 2003 and 2002, respectively. Such costs are included in selling, marketing and distribution expenses in the consolidated statements of income.

INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which changed the accounting for "indefinite lived" intangibles from an amortization method to an impairment-only approach. Accordingly, amortization of intangible assets ceased on December 31, 2001. Beginning in 2002, impairment tests are performed at least annually and more often as circumstances require. The Company's evaluation for the year ended 2004 indicated that trademark for its Lifeforms brand was impaired. As such, the Company recorded a $45,000 write-down of this asset in 2004. Such costs are included in general and administrative expenses in the consolidated statements of income. Management did not believe any impairment of its intangible assets existed at December 31, 2003 and 2002, respectively.

         Intangible assets, primarily trademark related, are stated at cost, less accumulated amortization. The Company had additions to trademarks of $6,000 and $62,000 in fiscal years 2004 and 2003, respectively. Accumulated amortization was $823,000 at December 31, 2004 and 2003.

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

REVENUE RECOGNITION

         Substantially all of the Company's revenues are generated by its retail operations, which are recognized at the time of sale. The Company also generates revenues through its corporate sales, Internet and mail order catalog operations, which are recognized at the time of shipment. Outbound shipping charges billed to customers are included in net sales when the products are shipped for corporate sales, Internet and mail order catalog sales. The Company records an allowance for estimated returns in the period of sale based on prior experience.

INCOME STATEMENT COMPONENTS

         Cost of goods sold consists of the cost of the product and related overhead costs related to the product, including purchasing, inbound freight charges, warehouse receiving costs, quality control inspection costs, internal product development costs and shipping and other handling costs to our stores or customers.

         Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. The distribution costs included in selling, marketing and distribution expense was $3,147,000, $2,505,000, and $2,787,000 for the years ended December 31, 2004,
2003, and 2002, respectively.

         General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses.

STORE PREOPENING EXPENSES

         The Company expenses store pre-opening costs as incurred, which totaled $87,000, $87,000 and $121,000, in 2004, 2003, and 2002, respectively.

ADVERTISING COSTS

         Costs associated with the production of our mail order catalogs are capitalized and expensed over the expected revenue stream following the mailing of the respective catalog, generally three months. All other advertising costs are expensed as incurred. Advertising expense charged to operations for the years ended December 31, 2004, 2003 and 2002 was $1,254,000, $931,000 and
$1,153,000, respectively. Capitalized advertising costs related to our mail order catalogs were $113,000 and $87,000 as of December 31, 2004 and 2003, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

DEFERRED RENT AND LEASE INCENTIVES

         When a lease includes lease incentives (such as a rent holiday or reimbursement of certain lessee construction costs) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the initial term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets.

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

         The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                                                                        YEARS ENDED DECEMBER 31,
                                                                        -----------------------
                                                                      2004            2003            2002
                                                                      ----            ----            ----
Net income....................................................     $  3,688,000    $  2,637,000   $  3,817,000
                                                                   ============    ============   ============
Basic Weighted Average Shares:
 Weighted average number of shares outstanding................        8,722,000       8,307,000      8,409,000
Effect of Dilutive Securities:
 Options and warrants.........................................          452,000             ---            ---
                                                                   ------------    ------------   -------------
Diluted Weighted Average Shares:
 Weighted average number of shares outstanding and
 Common share equivalents.....................................        9,174,000       8,307,000      8,409,000
                                                                   ============    ============   ============
Antidilutive options and warrants.............................          566,000       1,744,000      1,683,000
                                                                   ============    ============   ============

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

         Had compensation cost for the Company's stock option plan been determined based on their fair value at the grant date for options granted in 2004, 2003, and 2002 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                            2004             2003          2002
                                                                            ----             ----          ----
Net income:
As reported......................................................      $  3,688,000     $  2,637,000    $ 3,817,000
Add:  Stock-based employee compensation expense included in reported
net income, net of related tax effects...........................           114,000           ---             ---
Deduct:  Total stock-based employee compensation expense determined
under fair value method, net of related tax effects..............          (380,000)       (693,000)       (994,000)
                                                                        -----------     ------------    ------------
Pro forma........................................................      $  3,422,000     $  1,944,000    $ 2,823,000
                                                                       ============     ============    ===========
Net income per share:
 As reported:
 Basic...........................................................      $       0.42     $       0.32    $     0.45
 Diluted.........................................................      $       0.40     $       0.32    $     0.45
 Pro forma:
 Basic...........................................................      $       0.39     $       0.23    $     0.34
 Diluted.........................................................      $       0.37     $       0.23    $     0.34

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

CONCENTRATION OF CREDIT RISK

         The Company has $4,127,000 of cash on deposit with a high credit quality financial institution in excess of the Federal Deposit Insurance Corporation limits as of December 31, 2004.

         The estimated fair values of receivables, accounts payable and short-term borrowings approximate their carrying values because of the short-term maturity of these instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations for the third and fourth quarter 2005. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting. This method is allowed under SFAS No. 148, which amended SFAS No. 123 in December 2002, and proforma disclosure of fair value amounts is provided.

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

2. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                            DECEMBER 31,
                                                                            ------------
                                                                        2004             2003
                                                                        ----             ----
         Leasehold improvements.............................         $11,970,000     $ 7,728,000
         Store fixtures.....................................          12,780,000       9,560,000
         Machinery and equipment............................           4,129,000       3,455,000
         Computer equipment and software....................           6,840,000       6,031,000
                                                                     ----------      -----------

                                                                      35,719,000      26,774,000
         Less accumulated depreciation and amortization.....          25,763,000      22,630,000
                                                                     ----------      -----------
         Property and equipment, net........................          $9,956,000      $4,144,000
                                                                     ==========      ===========

         Depreciation and amortization expense of property and equipment totaled $3,666,000, $2,075,000 and $2,560,000 in 2004, 2003 and 2002, respectively.

         In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1,600,000. In August 1999, the Company sold this building for $2,119,000 and simultaneously entered into a 10-year lease. The $527,000 gain related to the sale of this building is being deferred over the life of the lease.

3. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consist of the following:

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                             2004               2003
                                                                             ----               ----
  Accrued compensation and benefits........................              $2,677,000        $2,109,000
  Sales tax payable........................................               1,527,000           876,000
  Store credits............................................                 467,000           303,000
  Sales return reserve.....................................                 285,000               ---
  Other current liabilities................................               1,375,000           728,000
                                                                         ----------        ----------
  Total accrued liabilities and other current liabilities..              $6,331,000        $4,016,000
                                                                         ==========        ==========

4. THE WALKING COMPANY ACQUSITION

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

         The purchase price consisted of approximately $1.7 million in cash, $5.0 million in issuance of notes and rights (see Notes 6 and 7), $15.4 million of assumption of accounts payable, accrued expenses and other liabilities (including acquisition related costs of $1.3 million.) The Company funded the cash portion of the purchase price by drawing upon existing and new lines of credit, and from available cash.

         The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below. The purchase price allocation is subject to change and will be finalized upon review and refinement of certain estimates and completion of valuation and appraisals.


                Cash and cash equivalents................................           $     123,000
                Inventories..............................................              12,754,000
                Other current assets.....................................               1,944,000
                Property, plant and equipment............................               7,260,000
                                                                                     ------------
                      Total assets acquired..............................            $ 22,081,000
                                                                                     ------------

                Current and other liabilities............................              15,429,000
                Notes payable and rights issued..........................               4,952,000
                                                                                     ------------
                      Total liabilities assumed..........................            $ 20,381,000
                                                                                     ------------

                      Net assets acquired over liabilities...............            $  1,700,000
                                                                                     ============

The following table presents unaudited pro forma results of the combined operations for the year ended December 31, 2004 and 2003, respectively, as if the acquisition had occurred as of the beginning of such periods rather than as of the acquisition date.

                                                                           Year ended
                                                                          December 31,
                                                                     2004                     2003
                                                           --------------------    ---------------------
        Net sales                                                 $169,677,000             $168,186,000
        Net income                                                   3,137,000                2,345,000
        Net income per common share:
        Basic                                                          $  0.36                   $ 0.28
        Diluted                                                        $  0.34                   $ 0.28

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

5. SHORT BOND TRANSACTIONS

         During July 2002, the Company entered into two transactions relating to the short-sale and repurchase of $95,384,000 of U.S. Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The first transaction, which represented $95,384,000 of U. S. Treasury Securities, matured on November 15, 2002. In the second transaction, the Company repurchased $95,384,000 of U. S. Treasury Securities on November 15, 2002. As of December 31, 2002, the Company had recorded interest income of $3,172,000 and interest expense of $3,288,000 related to these transactions. The net loss related to these transactions totaled $116,000. As a result of the transactions, the Company released $1,050,000 of its deferred tax valuation allowance, as it was able to utilize the capital losses.

6. SHORT-TERM BORROWINGS

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in August 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, and depreciation and amortization targets. As amended, the more significant covenants include compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, based on prime or ranging up to LIBOR plus 1.75% (5.25% at December 31, 2004), which is based on excess availability levels. As of December 31, 2004 and 2003, no amounts were outstanding under the Amended Credit Agreement. Additionally, the Company had $899,000 and $966,000, respectively, of letters of credit outstanding as of December 31, 2004 and 2003. The letters of credit expire through March 30, 2005.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, TWC was in compliance with this and all o ther covenants. This credit agreement provides for a performance-pricing structured interest charge, based on prime or ranging up to LIBOR plus 2.75% (5.25% at December 31, 2004), which is based on excess availability levels. As of December 31, 2004, TWC had approximately $304,000 outstanding under this credit agreement and $341,000 of outstanding letters of credit. The letters of credit expire through January 31, 2005.

         In March 2004, in conjunction with the acquisition of TWC, the Company also entered into a $3,000,000 two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% (6.25% at December 31, 2004) and is personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. At December 31, 2004, no amounts were outstanding under this facility. In February 2005, this facility was cancelled by the Company.

7. REDEEMABLE CONVERTIBLE NOTES AND NOTE PAYABLE

         In conjunction with the acquisition, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of TWC. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the "note put rights"). The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

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

         During the second quarter, certain note holders and the Assigned Group exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. As an inducement to cash out, the Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the accompanying statement of operations.

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At December 31, 2004, $72,000 of the priority tax claim note has been classified as current and is included in current portion of long-term debt, while the remainder of $289,000 is classified as long-term note payable in the accompanying consolidated balance sheet.

8. INCOME TAXES

         The provision for income taxes consists of the following:
                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                2004           2003            2002
                                                                ----           ----            ----
        Current:
            Federal......................................  $  2,615,000    $ 1,224,000   $   510,000
            State........................................       469,000        126,000        99,000
                                                           ------------    -----------    ----------
          Total..........................................     3,084,000      1,350,000       609,000
                                                           ------------    -----------    ----------
        Deferred:
            Federal......................................      (767,000)       101,000       (36,000)
            State........................................      (145,000)        38,000        30,000
                                                            -----------    -----------    ------------
          Total..........................................      (912,000)       139,000        (6,000)
                                                            -----------    -----------    ------------
        Total income tax provision.......................  $  2,172,000    $ 1,489,000    $  603,000
                                                           ============    ===========    ============

         The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                2004          2003           2002
                                                                -----         -----          -----
        Federal statutory income tax rate................       34.0%          34.0%         34.0%
        State taxes, net of federal benefit..............        3.9            3.6           3.6
        Valuation allowance..............................         --             --         (23.8)
        Other, net.......................................       (0.8)          (1.5)         (0.2)
                                                                ------        ------        ------
        Total............................................       37.1%          36.1%         13.6%
                                                                ======        ======        ======

         Significant components of the Company's net deferred income tax assets are as follows:

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                             2004             2003
                                                                             ----             ----
        Deferred income tax assets:
            Allowance for doubtful receivables and sales returns.......   $   115,000    $    38,000
            Accrued vacation...........................................       156,000        103,000
            Inventory uniform capitalization...........................       988,000        547,000
            Depreciation...............................................       472,000        468,000
            Intangible assets..........................................        95,000        120,000
            Deferred rent..............................................       376,000        239,000
            Deferred gain on sale of building..........................        99,000        119,000
            State income taxes.........................................        27,000            ---
            Reserve liabilities........................................       518,000        293,000
                                                                            ---------      ---------
        Total deferred income tax assets...............................     2,846,000      1,927,000
                                                                            ---------      ---------

        Deferred income tax liabilities:
            Prepaid expenses...........................................      (113,000)       (89,000)
            State income taxes.........................................           ---        (17,000)
                                                                            ----------     ----------
        Total deferred income tax liabilities.........................       (113,000)      (106,000)
                                                                            ----------     ----------

        Deferred income tax asset.....................................    $ 2,733,000    $ 1,821,000
                                                                           ==========     ==========

         At December 31, 2004 and 2003, there are $1,691,000 and $875,000 in current deferred tax assets, respectively, and $1,042,000 and $946,000 in non-current deferred tax assets, respectively, which are included in the accompanying consolidated balance sheets.

         In fiscal 2000, the Company had established a valuation allowance of approximately $1,050,000 which was specifically identified with the $3,000,000 write off of its investment in an unrelated third party, PETsMART.com, in 1999. The write off of this asset represented a capital loss and required the Company to generate capital gains in order to realize the deferred tax asset. Based on the nature of the loss, the Company provided this valuation allowance to reduce the deferred tax asset to an amount which, more likely than not, would be realized. In 2002, the Company completed two short bond transactions. As a result of the transactions, the Company released its deferred tax valuation allowance, as it was able to utilize the capital losses.

9. COMMITMENTS AND CONTINGENCIES

LEASES
         The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2016. Future minimum lease payments under noncancelable operating and capital leases are as follows:

                                                                       Operating            Capital
YEARS ENDING DECEMBER 31,                                              Leases               Leases
------------------------                                               ---------            -------
         2005   ................................................    $ 22,919,000          $216,000
         2006   ................................................      18,995,000           208,000
         2007   ................................................      14,755,000            53,000
         2008   ................................................      10,412,000               ---
         2009   ................................................       7,308,000               ---
         Thereafter.............................................      11,752,000               ---
                                                                    ------------         ----------

         Total minimum obligations..............................    $ 86,141,000            477,000
                                                                    ===========
         Less amount representing interest......................                             50,000
                                                                                         ----------
         Present value of minimum lease payments................                            427,000
         Less current portion...................................                            171,000
                                                                                         ----------
         Long-term portion......................................                           $256,000
                                                                                         ==========

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

         Rent expense for 2004, 2003 and 2002, totaled $24,332,000, $16,325,000 and $16,711,000, respectively, and includes contingent rentals of $572,000, $370,000 and $345,000 for 2004, 2003, and 2002, respectively, which are included in operating expenses in the Consolidated Statements of Income. The cost of equipment under capital leases at December 31, 2004 was $496,000 and accumulated depreciation for such equipment at December 31, 2004 was $68,000. No assets were leased under capital leases in 2003.

LITIGATION

         In 2004, a licensee of the company called Big Dog Motorcycles ("BDM") filed suit against the Company in federal district court in California for unspecified damages for breach of the license agreement. The Company counterclaimed for breach of the license and trademark infringement. Later that year, BDM filed a separate action in federal district court in Kansas for declaratory relief that BDM's use of the Big Dog trademark for its products is not an infringement of the Company's rights, and amended the California action to include, among other things a claim for $1.5 million dollars for "wrongful termination" of the license. The Company does not believe that the outcome of such litigation will have a material adverse effect on its results of operations or financial condition.

         The Company is also involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operation or financial condition.

10. STOCKHOLDERS' EQUITY

COMMON STOCK

         In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,529,998 shares totaling $8,228,000 as of December 31, 2004 and 1,455,152 shares totaling $7,854,000 as of December 31, 2003.

         The Company's credit agreement prohibits the payment of dividends. The Company did not pay a dividend in 2004 and 2003, and does not expect to pay dividends in the future.

PREFERRED STOCK

         The Company is authorized to issue 3,000,000 of preferred stock. As of December 31, 2004 and 2003, the Company did not have any preferred stock issued or outstanding. Under the Company's Certificate of Incorporation, the Board of Directors is authorized to fix the terms of the preferred stock provided for in such Certificate.

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

The following summarizes stock option activity for the periods presented:

                                                                                     WEIGHTED-
                                                                NUMBER                AVERAGE
                                                              OF SHARES            EXERCISE PRICE
                                                              ---------            --------------

Balance at January 1, 2002................................    1,664,250                 5.34

  Options granted.........................................       94,500                 3.73
  Options cancelled.......................................      (76,500)               (5.89)
                                                              ---------
Balance at December 31, 2002..............................    1,682,250                 5.23

  Options granted.........................................      128,500                 3.38
  Options cancelled.......................................      (66,250)               (5.06)
                                                              ---------
Balance at December 31, 2003..............................    1,744,500                 5.10

  Options granted.........................................      400,000                 4.50
  Stock rights granted....................................    1,067,817                 4.35
  Options exercised.......................................      (17,600)               (3.57)
  Options cancelled.......................................      (45,250)               (5.78)
  Stock rights exercised..................................     (993,146)               (4.35)
  Stock rights cancelled..................................      (74,671)               (4.35)
                                                              ---------
Balance at December 31, 2004..............................    2,081,650                 4.98
                                                              =========

The following table summarizes information about stock options outstanding at December 31, 2004:

                                                                                                     OPTIONS
                                      OPTIONS OUTSTANDING                                            EXERCISABLE
                            -----------------------------------------------------------     -------------------------------
                                                   WEIGHTED AVERAGE
     RANGE OF EXERCISE       OPTIONS                 REMAINING          WEIGHTED AVERAGE      OPTIONS        WEIGHTED-AVERAGE
        PRICES              OUTSTANDING            CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
        ------              -----------            ----------------      --------------     -----------     --------------
        $2.90 - 3.60           541,500             7.5 years             $ 3.47              260,100          $ 3.44
         4.00 - 4.85           761,000             6.4 years               4.28              438,300            4.27
         5.00 - 6.50           608,150             5.3 years               6.07              417,600            6.28
            8.00                85,000             3.7 years               8.00               65,500            8.00
        10.00 - 14.00           86,000             3.6 years              10.05               56,350           10.07
                             ---------                                                     ---------
         2.90 - 14.00        2,081,650             6.1 years               4.98            1,237,850            5.23
                             =========                                                     =========

             At December 31, 2004, 2003 and 2002, the number of options exercisable for each year was 1,237,850, 1,046,875, and 704,300, respectively. The weighted-average exercise price of those options was $5.23, $5.20, and $5.33, respectively.

         The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock options.

         The weighted average fair values of the options granted were $2.04, $2.03, and $3.18 during 2004, 2003, and 2002, respectively. The fair value of stock-based awards to employees is calculated through the use of an option pricing model, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: expected cumulative volatility of 93%, 214%, and 224%; risk-free interest rates of 4.4%, 2.7%, and 5.4%; expected lives of 7.0, 10.0, and 10.0 years.

11. SEGMENT INFORMATION

         Since The Walking Company acquisition on March 3, 2004, the Company has operated its business under two reportable segments: (i) Big Dog Sportswear business, and (ii) TWC business. The Big Dog Sportswear business includes the Company's 188 Big Dog retail stores (primarily located in outlet malls), corporate sales, and its catalog and internet business selling quality sportswear. TWC business includes the Company's 74 Walking Company stores located primarily in leading retail malls selling comfort footwear. These two retail chains are managed separately.

         The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store's contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the year ended December 31, 2004 (with TWC's results being reported only for the period from the March 3, 2004 acquisition date):

                                                       Big Dog Sportswear       The Walking Company            Total
                                                       ------------------       -------------------            -----
Year Ended December 31, 2004

Statements of Income:
Sales                                                      $98,771,000             $62,587,000             $161,358,000
Gross Margin                                                56,150,000              32,475,000               88,625,000
Depreciation and Amortization                                1,675,000               1,991,000                3,666,000
Interest income                                                 (2,000)                (24,000)                 (26,000)
Interest expense                                               428,000                 429,000                  857,000
Provision for income taxes                                     973,000               1,199,000                2,172,000
Net Income                                                   1,654,000               2,034,000                3,688,000

Balance Sheet:
Total assets                                               $35,378,000             $23,453,000             $ 58,831,000

 Prior to the acquisition of The Walking Company on March 3, 2004, the Company had only one reportable segment.

12. EMPLOYEE BENEFIT PLAN

         The Company has a Retirement Savings Plan (the "Plan"), a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to substantially all of the Company's employees. The Company amended the Plan in November 2000 to match each dollar deferred up to 3% of compensation, which is limited to $1,000 annually, per participant. Participants vest in the Company's contribution at varying rates of 0% to 20% per year over six years. The Company contributed approximately $156,000, $124,000 and $167,000 in 2004, 2003 and 2002, respectively.

13. RELATED PARTY TRANSACTIONS

         Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $324,000 and $75,000 in 2004 and 2003, respectively. There were no purchases made in 2002.

         The Company engaged a related party to perform retail construction services. Construction services provided to the Company totaled $297,000 in 2004. No construction services were provided in 2003 or 2002.

         In the normal course of business, one of the Company's officers pays for certain operating expenses which are reimbursed by the Company. At December 31, 2004 and 2003, the related outstanding payable was $176,000 and $116,000, respectively.

         See discussion of related party guarantees in Note 6.

14. SUBSEQUENT EVENT

         On January 31, 2005, the Company borrowed $4 million under its $28 million revolving line of credit with Wells Fargo Retail Finance (see Note 6) and concurrently loaned the money to a related party. The note receivable from the related party accrued interest at Libor plus 1.75% and was repaid on March 28, 2005.

15. QUARTERLY FINANCIAL DATA (unaudited)

                                                                FIRST        SECOND       THIRD        FOURTH
                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                               -------      -------      -------      -------
                                                                      (in thousands, except per share)
     Year ended December 31, 2004:
      Net sales...........................................       $21,880      $41,043      $42,695      $55,740
      Gross profit........................................        11,221       23,030       23,433       30,941
      Selling, marketing and distribution expenses........        14,132       18,875       19,363       21,586
      General and administrative expenses.................         1,797        1,936        1,811        2,516
      Total operating expenses............................        15,929       20,811       21,174       24,102
      (Loss) income from operations.......................        (4,708)       2,219        2,259        6,839
      Net (loss) income...................................        (2,996)       1,251        1,284        4,149
      Net (loss) income per share
       Basic..............................................      $  (0.36)      $ 0.15       $ 0.14       $ 0.45
       Diluted............................................      $  (0.36)      $ 0.14       $ 0.13       $ 0.43
      Weighted average shares outstanding
       Basic..............................................         8,244        8,261        9,189        9,178
       Diluted............................................         8,244        8,907        9,633        9,732

     Year ended December 31, 2003:
      Net sales...........................................       $15,354      $24,208      $29,487      $34,708
      Gross profit........................................         8,103       14,218       16,829       19,582
      Selling, marketing and distribution expenses........        11,311       11,883       12,390       13,505
      General and administrative expenses.................         1,201        1,333        1,189        1,476
      Total operating expenses............................        12,512       13,216       13,579       14,981
      (Loss) income from operations.......................        (4,409)       1,002        3,250        4,601
      Net (loss) income...................................        (2,750)         559        1,947        2,881
      Net (loss) income per share
       Basic and diluted..................................     $  (0.33)      $ 0.07        $ 0.24       $ 0.35
      Weighted average shares outstanding
       Basic..............................................         8,393        8,330        8,264        8,243
       Diluted............................................         8,393        8,330        8,265        8,248

                      Chief Executive Officer Certification

I, Andrew D. Feshbach, Chief Executive Officer of Big Dog Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Big Dog Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2005


By:    /s/ Andrew D. Feshbach
       ------------------------------------------
       Andrew D. Feshbach
       President & Chief Executive Officer

                      Chief Financial Officer Certification

I, Roberta J. Morris, Chief Financial Officer of Big Dog Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Big Dog Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2005


By:    /s/ Roberta J. Morris
       ------------------------
       Roberta J. Morris
       Chief Financial Officer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004



                                                                Additions
                                                                ---------
                                                 Balance at     Charged to      Write-offs,
                                                 ----------     ----------      ----------
                                                 Beginning of   Costs and       Net of         Balance at
                                                 -----------    ---------       ------         ----------
                                                 Year           Expense         Recoveries     End of Year
                                                 ----           -------         ----------     -----------
Year ended December 31, 2002 Reserves and
allowances deducted from asset accounts:
Allowance for uncollectible accounts
receivable......................................$ 588,000      $   68,000    $ (455,000)      $ 201,000

Year ended December 31, 2003
Reserves and allowances deducted
from asset
accounts:
Allowance for uncollectible accounts
receivable.......................................$ 201,000     $ (25,000)    $   (80,000)      $  96,000

Year ended December 31, 2004
Reserves and allowances deducted from
asset accounts:
Allowance for uncollectible accounts
receivable.......................................$ 96,000       $  87,000     $ (180,000)      $   3,000