Form 10-Q
period 2005-03-31
BIG DOG HOLDINGS INC
filed 2005-05-13
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                                       or

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

             Yes                                              X No
         ----                                              ----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

             Yes                                              X No
         ----                                              ----


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 3, 2005 was 9,183,932 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                              PAGE
                                                                              ----
                                                                               NO.
                                                                               ---

PART 1.           FINANCIAL INFORMATION (Unaudited)............................  3

ITEM 1:           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS
                  March 31, 2005 (Unaudited) and December 31, 2004.............  3

                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  Three months ended March 31, 2005 and 2004...................  4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  Three months ended March 31, 2005 and 2004...................  5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................  7

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................... 14

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

PART II:          OTHER INFORMATION............................................ 19

ITEM 1:           LEGAL PROCEEDINGS............................................ 19

ITEM 2:           CHANGES IN SECURITIES,USE OF PROCEEDS AND ISSUER
                  PURCHASE OF EQUITY SECURITIES................................ 19

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES.............................. 19

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 19

ITEM 5:           OTHER INFORMATION............................................ 19

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K............................. 19

SIGNATURES..................................................................... 20

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,               December 31,
                                                                              2005                      2004
                                                                     ----------------------    ----------------------
                               ASSETS                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  428,000              $  4,670,000
  Receivables, net                                                                  555,000                   411,000
  Inventories, net                                                               51,917,000                39,581,000
  Prepaid expenses and other current assets                                       1,480,000                   928,000
 Deferred income taxes                                                            4,119,000                 1,691,000
                                                                      ----------------------    ----------------------
    Total current assets                                                         58,499,000                47,281,000
PROPERTY AND EQUIPMENT, Net                                                       9,357,000                 9,956,000
INTANGIBLE ASSETS, Net                                                              172,000                   172,000
DEFERRED INCOME TAXES                                                               366,000                 1,042,000
OTHER ASSETS                                                                        358,000                   380,000
                                                                      ----------------------    ----------------------
TOTAL                                                                          $ 68,752,000              $ 58,831,000
                                                                      ======================    ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                                                         $ 8,811,000                $  304,000
  Current portion of long-term debt                                                 247,000                   243,000
  Accounts payable                                                               12,628,000                 5,033,000
  Income taxes payable                                                                    -                 2,643,000
  Accrued expenses and other current liabilities                                  4,977,000                 6,331,000
                                                                      ----------------------    ----------------------
    Total current liabilities                                                    26,663,000                14,554,000
NOTES PAYABLE                                                                       265,000                   289,000
CAPITAL LEASE OBLIGATIONS                                                           209,000                   256,000
DEFERRED RENT AND LEASE INCENTIVES                                                1,240,000                   943,000
DEFERRED GAIN ON SALE-LEASEBACK                                                     235,000                   248,000
                                                                      ----------------------    ----------------------
Total liabilities                                                                28,612,000                16,290,000
                                                                      ----------------------    ----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                           -                         -
  Common stock, $0.01 par value, 30,000,000 shares authorized,
    10,712,030 and 10,709,030 issued at March 31, 2005 and December
    31, 2004, respectively                                                          107,000                   107,000
  Additional paid-in capital                                                     25,528,000                25,513,000
  Retained earnings                                                              22,733,000                25,149,000
  Treasury stock, 1,529,998 at March 31, 2005 and December 31,
    2004, respectively                                                           (8,228,000)               (8,228,000)
                                                                      ----------------------    ----------------------
    Total stockholders' equity                                                   40,140,000                42,541,000
                                                                      ----------------------    ----------------------
TOTAL                                                                          $ 68,752,000              $ 58,831,000
                                                                      ======================    ======================

         See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                                                       Three months ended
                                                                                           March 31,
                                                                          --------------------------------------------------
                                                                                 2005                          2004
                                                                          ----------------------      ----------------------
NET SALES...........................................................          $ 31,345,000                $ 21,880,000
COST OF GOODS SOLD..................................................            15,118,000                  10,659,000
                                                                          ----------------------      ----------------------
GROSS PROFIT........................................................            16,227,000                  11,221,000
                                                                          ----------------------      ----------------------
OPERATING EXPENSES:
  Selling, marketing and distribution...............................            18,267,000                  14,131,000
  General and administrative........................................             1,743,000                   1,797,000
                                                                          ----------------------      ----------------------
      Total operating expenses......................................            20,010,000                  15,928,000
                                                                          ----------------------      ----------------------

LOSS FROM OPERATIONS................................................            (3,783,000)                 (4,707,000)

INTEREST INCOME.....................................................                40,000                       7,000
INTEREST EXPENSE....................................................              (151,000)                   (132,000)
                                                                          ----------------------      ----------------------

LOSS BEFORE BENEFIT FOR INCOME TAXES................................            (3,894,000)                 (4,832,000)

BENEFIT FOR INCOME TAXES............................................            (1,480,000)                 (1,836,000)
                                                                          ----------------------      ----------------------

NET LOSS................................................... ........          $ (2,414,000)               $ (2,996,000)
                                                                          ======================      ======================

NET LOSS PER SHARE:
    BASIC AND DILUTED...............................................              $  (0.26)                   $  (0.36)
                                                                          ======================      ======================

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED...............................................             9,180,000                   8,244,000
                                                                          ======================      ======================



         See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                          Three months ended
                                                                                               March 31,
                                                                        --------------------------------------------------------
                                                                                    2005                        2004
                                                                        ------------------------       -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                        $(2,414,000)                   $(2,996,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     953,000                        643,000
    Compensation expense                                                                    -                        328,000
    Amortization of deferred financing fees                                            57,000                         38,000
    Provision for losses on receivables                                                     -                          5,000
    Loss on disposition of property and equipment                                       3,000                          9,000
    Deferred income taxes                                                          (1,753,000)                    (1,836,000)
      Changes in operating assets and liabilities:
      Receivables                                                                    (144,000)                      (301,000)
      Inventories                                                                 (12,337,000)                    (4,270,000)
      Prepaid expenses and other assets                                              (596,000)                     1,218,000
      Accounts payable                                                              7,595,000                      3,545,000
      Income taxes payable                                                         (2,643,000)                    (1,475,000)
      Accrued expenses and other current liabilities                               (1,347,000)                    (3,580,000)
      Deferred rent                                                                   297,000                         (9,000)
      Deferred gain on sale-leaseback                                                 (13,000)                       (14,000)
                                                                        ------------------------       -------------------------
        Net cash used in operating activities                                     (12,342,000)                    (8,695,000)
                                                                        ------------------------       -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (356,000)                      (199,000)
  Proceeds from the sales of property and equipment                                     1,000                              -
  Acquisition of The Walking Company, net of cash acquired                                  -                     (1,577,000)
                                                                        ------------------------       -------------------------
        Net cash used in investing activities                                        (355,000)                    (1,776,000)
                                                                        ------------------------       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement                                     8,507,000                      1,207,000
  Repayment of notes payable                                                          (30,000)                             -
   Exercise of stock options                                                           15,000                         16,000
  Repayment of capital lease obligations                                              (37,000)                        (4,000)
                                                                        ------------------------       -------------------------
        Net cash provided by financing activities                                   8,455,000                      1,219,000
                                                                       ------------------------       -------------------------
NET DECREASE IN CASH                                                               (4,242,000)                    (9,252,000)
CASH, BEGINNING OF PERIOD                                                           4,670,000                     10,503,000
                                                                       ------------------------       -------------------------
CASH, END OF PERIOD                                                                 $ 428,000                     $1,251,000
                                                                       ========================       =========================



        See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                     Three months ended
                                                                                         March 31,
                                                                        ---------------------------------------------
                                                                                   2005                    2004
                                                                        ---------------------    --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for:
    Interest                                                                       $  82,000                $  29,000
    Income taxes                                                                 $ 2,915,000              $ 1,468,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF THE WALKING COMPANY:
    Working capital, other than cash                                                                      $   197,000
    Properties                                                                                              6,962,000
    Redeemable convertible notes and rights assumed                                                        (4,998,000)
    Notes payable                                                                                            (584,000)
                                                                                                 ---------------------
    Net cash effect due to acquisition of net assets of The Walking                                       $ 1,577,000
      Company
                                                                                                 =====================


        See Notes to Consolidated Financial Statements

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The interim financial statements for the three months ended March 31, 2005 contain the results of operations since March 3, 2004, of the Company's acquisition of primarily all the assets of The Walking Company. For a complete description of the acquisition see Note 2 below.

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2. The Walking Company Acquisition

         On March 3, 2004 (the "acquisition date"), the Company acquired substantially all of the assets and assumed certain liabilities of The Walking Company (the "acquisition"), pursuant to an asset purchase agreement for a purchase price of approximately $22 million. The Walking Company is a leading independent specialty retailer of high quality, technically designed comfort footwear and accessories. The Walking Company had total annual sales of approximately $74 million in 2003 and had been operating under the protection of the U.S. Bankruptcy Court since July 2003. The Company was selected as the highest and best bidder for The Walking Company assets at a U.S. Bankruptcy Court ordered auction, which was confirmed on March 2, 2004.

         Under the terms of the asset purchase agreement, a subsidiary of the Company acquired substantially all of the assets of The Walking Company including, but not limited to, the inventory and fixed assets of 72 stores located in 28 states and trademarks, all of which have been used by the subsidiary to continue the business under the name "The Walking Company" ("TWC"). The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations of TWC have been consolidated in the Company financial statements since the acquisition date.

         The purchase price consisted of approximately $1.7 million in cash, $5.0 million in issuance of notes and rights, $15.5 million of assumption of accounts payable, accrued expenses and other liabilities (including acquisition related costs of $1.3 million.) The Company funded the cash portion of the purchase price by drawing upon existing and new lines of credit, and from available cash.


         The total purchase consideration has been allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

                  Cash and cash equivalents.                                   $     123,000
                  Inventories                                                     12,754,000
                  Other current assets                                             1,944,000
                  Property, plant and equipment                                    7,285,000
                                                                                ------------
                        Total assets acquired                                   $ 22,106,000
                                                                                ------------

                  Current and other liabilities                                 $ 15,454,000
                  Notes payable and rights issued                                  4,952,000
                                                                                ------------
                        Total liabilities assumed                              $  20,406,000
                                                                                ------------

                        Net assets acquired over liabilities                   $   1,700,000
                                                                                ============



         The following table presents unaudited results of the combined operations for the three months ended March 31, 2005 and 2004, respectively, with the results of the period ending March 31, 2004 being presented on a pro forma basis as if the acquisition had occurred as of the beginning of such period rather than as of the acquisition date.

                                                                Three months ended
                                                                    March 31,
                                                 -------------------------------------------------
                                                            2005                     2004
                                                   ---------------------    --------------------
Net sales                                                 $31,345,000             $30,199,000
Net loss                                                   (2,414,000)             (3,547,000)
Net loss per common share:
Basic and diluted                                             $ (0.26)                $ (0.43)


The pro forma results have been prepared based on available information, using assumptions that the Company's management believes are reasonable and include no significant non-recurring items. The results do not purport to represent the actual financial position or results of operations that would have occurred if the acquisition had occurred at the beginning of the period specified.

NOTE 3. Debt

Short-term Borrowings

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in August 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured i nterest charge which is based on excess availability levels. The interest rate ranges from the bank's base rate (5.75% at March 31, 2005) or a LIBOR loan rate plus a margin ranging up to 1.75% (4.33% at March 31, 2005). As of March 31, 2005 and December 31, 2004, the Company had $6,907,000 and $0, respectively outstanding under the Amended Credit Agreement. Additionally, the Company had $392,000 and $899,000, respectively, of letters of credit outstanding as of March 31, 2005 and December 31, 2004. The letters of credit expire through April 2005.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of March 25, 2005. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate is either the Bank's base rate (5.75% at March 31, 2005) or a lIBOR loan rate plus a margin which ranges up to 2.75% (5.01% at March 31, 2005). At March 31, 2005 and December 31, 2004, TWC had approximately $1,905,000 and $304,000, respectively outstanding under this credit agreement and $0 and $341,000, respectively of outstanding letters of credit.

Long-term Borrowings

         In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% and is personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. In February of 2005, this facility was cancelled by the Company There were no borrowings as of December 31, 2004.

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

         In order to facilitate the acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the "Assigned Group"). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company's common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying statements of operations.

         During the second quarter of 2004, certain note holders and the Assigned Group exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. As an inducement to cash out, the Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the second quarter of 2004.

Notes Payable

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At March 31, 2005 and December 31, 2004, $66,000 and $72,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of March 31, 2005 and December 31, 2004, the remaining notes had a balance of $265,000 and $289,000, respectively.

Note 4.  Accounting for Stock-based Compensation

         Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires companies to estimate employee stock compensation expense based on the fair value method of accounting and recognize such expense in the financial statements. This statement was effective as of the first interim period beginning after June 15, 2005. In March 2005, the SEC announced it will permit companies to delay implementation until the beginning of their next fiscal year beginning after June 15, 2005, instead of the next reporting period beginning after June 15, 2005. Management has determined that they will adopt SFAS No. 123(R) as of the beginning of their next fiscal year, January 1, 2006. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting. This method is allowed under SFAS No. 148, which amended SFAS No. 123 in December 2002, and proforma disclosure of fair value amounts is provided.

         The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:


                                                                       Three Months Ended
                                                                       ------------------
                                                                             March 31,
                                                                             --------
                                                                       2005             2004
                                                                       ----             ----
Net loss:
As reported.................................................      $ (2,414,000)        $(2,996,000)
 Add:  Stock-based employee compensation expense included in
     reported net loss, net of related tax effects..........              ---              114,000
 Deduct: Total stock-based employee compensation expense
     determined under fair value method, net of related tax
     effects.................................................          (90,000)           (576,000)
                                                                  -------------        ------------
 Pro forma...................................................     $ (2,504,000)        $(3,458,000)
                                                                   ============        ============
Net loss per share:
 As reported:
 Basic and diluted...........................................     $     ( 0.26)        $     (0.36)
 Pro forma:
 Basic and diluted...........................................     $      (0.27)        $     (0.42)
Antidilutive options.........................................          176,000             668,000

NOTE 5. Stockholders' Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of March 31, 2005, the Company had repurchased 1,529,998 shares totaling $8,228,000. In April 2005, the Company repurchased 19,500 shares totaling $136,000.

         In conjunction with the acquisition, the Company issued to certain former creditors of The Walking Company 10% (10,000 shares) of the outstanding common stock of TWC, the subsidiary of the Company that acquired such assets (the "minority interest"). The holders of the minority interest were also provided the right to sell ("put") such shares to TWC for cash totaling $645,000 through June 30, 2004 (the "stock put rights"). Additionally, these holders received the right to instead convert the minority interest into 148,276 shares of common stock of the Company at a price of $4.35 per share through June 30, 2004 (the "stock rights"). On April 23, 2004 TWC was merged into a wholly owned subsidiary of the Company and the former minority holders were entitled to either a cash redemption or they could exercise their stock put rights. As of September 30, 2004 $618,000 of the former minority interest had been converted to 142,029 shares of common stock. The remaining $27,000 was redeemed for cash.

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

         The Big Dog Sportswear business includes the Company's 180 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

         The Walking Company business includes the Company's 74 Walking Company stores located primarily in leading retail malls.

         The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store's contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the three months ended March 31, 2005 and 2004 (with The Walking Company's results being reported only for the period from the March 3, 2004 acquisition date):

                                                    Big Dog Sportswear      The Walking Company            Total
                                                    -------------------- -- -------------------- -- ---------------------

Three months ended March 31, 2005

Statements of Income:
Sales                                                      $14,769,000             $16,576,000             $ 31,345,000
Net Loss                                                   $(1,964,000)            $  (450,000)            $ (2,414,000)

Balance Sheet:
Total assets                                               $38,706,000             $30,046,000             $ 68,752,000

Three months ended March 31, 2004

Statements of Income:
Sales                                                      $16,626,000             $ 5,254,000             $ 21,880,000
Net Loss                                                   $(2,556,000)            $  (440,000)            $ (2,996,000)

Balance Sheet:
Total assets                                               $37,835,000             $21,842,000             $ 59,677,000


NOTE 7. Recently Issued Accounting Standards

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

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. In March 2005, the SEC announced it will permit companies to delay implementation until the beginning of their next fiscal year, instead of the next reporting period. Management has determined that they will adopt SFAS No. 123(R) as of the beginning of their next fiscal year, and is currently assessing the impact of this statement on its financial position and results of operations in 2006. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting. This method is allowed under SFAS No. 148, which amended SFAS No. 123 in December 2002, and proforma disclosure of fair value amounts is provided.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised ("FIN 46R"). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply FIN 46R at an earlier date. The adoption of this interpretation did not have any impact on our consolidated financial statements.

         In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this interpretation did not have any impact on our consolidated financial statements.


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

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2004. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this quarterly report on form 10-Q, and the annual audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Factors Affecting Comparability

As previously explained, the Company acquired The Walking Company on March 3, 2004. As a result, period-to-period comparisons may not be meaningful. See Note 2 to the Consolidated Financial Statements.

Three Months Ended March 31, 2005 and 2004

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $31.3 million for the three months ended March 31, 2005 from $21.9 million for the same period in 2004, an increase of $9.4 million, or 42.9%. The increase was primarily related to the acquisition of TWC, which accounted for an increase in net sales of $10.6 million. In addition, an increase of $0.7 million was attributable to a 13.1% increase in comparable store sales for TWC subsequent to the acquisition. The increase was offset by $0.8 million attributable to a 5.6% decrease in Big Dog Sportswear comparable store sales for the period, $0.6 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.5 million attributable to a decrease in the Company's Big Dog Sportswear wholesale business. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores since the Company purchased TWC out of bankruptcy in March 2004. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. The Company closed its wholesale division in the second quarter of 2004.

         GROSS PROFIT. Gross profit increased to $16.2 million for the three months ended March 31, 2005 from $11.2 million for the same period in 2004, an increase of $5.0 million, or 44.6%. As a percentage of net sales, gross profit increased to 51.8% in the three months ended March 31, 2005 from 51.3% for the same period in 2004. TWC's gross profit increased in the three months ended March 31, 2005 to 50.8% compared to 47.3% for 2004. The 3.5% increase was primarily attributable to improved merchandise pricing from TWC vendors. The Big Dogs' gross profit for the three month period ended March 31, 2005 remained relatively constant at 52.8% compared to 52.5% in the same period in 2004. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $18.3 million in the three months ended March 31, 2005 from $14.1 million for the same period in 2004, an increase of $4.2 million, or 29.8%. The $4.2 million increase is primarily related to the acquisition of The Walking Company on March 3, 2004. As a percentage of net sales, these expenses decreased to 58.3% in the three months ended March 31, 2005 from 64.6% in the same period in 2004, a decrease of 6.3%. The decrease is related to spreading the expenses over a larger sales base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $1.7 million for the three months ended March 31, 2005 from $1.8 million for the same period in 2004. As a percentage of net sales, these expenses decreased to 5.6% in the three months ended March 31, 2005 from 8.2% for the same period in 2004. The decrease as a percentage of sales is primarily related to spreading expenses over a larger revenue base in addition to synergies created as a result of the acquisition of The Walking Company.

         INTEREST INCOME. Interest income for the periods ended March 31, 2005 and 2004 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

         INTEREST EXPENSE. Interest expense increased to $0.2 million for the three months ended March 31, 2005 from $0.1 million for the same period in 2004 The slight increase in interest expense was due to additional borrowings. Such increased level of interest expense is expected to continue in future periods as a result of The Walking Company acquisition.

         INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 38.0%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in "Seasonality" below.



LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2005, the Company's primary uses of cash were for merchandise inventories, income tax payments, and general operating activity. The Company satisfied its cash requirements from existing cash balances, short-term borrowings under its line of credit agreements and other borrowings.

         Cash used in operating activities was $12.3 million and $8.7 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash used in operating activities is principally due to an increase in TWC merchandise inventory.

         Cash used in investing activities was $0.4 million and $1.8 million for the three months March 31, 2005 and 2004, respectively. Of the cash used in investing activities in 2004, $1.6 million relates to the acquisition of The Walking Company.

         Cash provided by financing activities was $8.5 million in the three months ended March 31, 2005 compared to $1.2 million in the same period in 2004. The increase is due to increased cash borrowings under the lines of credit.

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in August 2004 (the "Amended Credit Agreement"). The Amended Credit Agreement, which expires in March 2007, provides for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility is determined using an availability formula based on eligible assets. The facility is collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. Prior to the amendment, the most significant of these financial covenants was compliance with certain pre-defined earnings before interest, income taxes, depreciation and amortization targets. As amended, the more significant covenants include compliance with certain pre-defined capital expenditures. For all periods presented, the Company was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 1.75% (5.75% at March 31, 2005), which is based on excess availability levels. As of March 31, 2005 and December 31, 2004, the Company had $6,907,000 and $0, respectively, outstanding under the Amended Credit Agreement. Additionally, the Company had $392,000 and $899,000, respectively, of letters of credit outstanding as of March 31, 2005 and December 31, 2004. The letters of credit expire through April 2005.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004. The line is secured by substantially all assets of TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with certain pre-defined earnings before interest and depreciation, accounts payable to inventory ratio covenant and capital expenditures. For all periods presented, TWC was in compliance with this and all other covenants. This credit agreement provides for a performance-pricing structured interest charge, ranging up to LIBOR plus 2.75% (5.75% at March 31, 2005), which is based on excess availability levels. As of March 31, 2005 and December 31, 2004, TWC had approximately $1,905,000 and $304,000, respectively outstanding under this credit agreement and $0 and $341,000, respectively of outstanding letters of credit.


         In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bears interest at IDB prime plus 1% and is personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. In February of 2005, this facility was cancelled by the Company.

         In conjunction with the acquisition, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of TWC. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the "note put rights").The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

         In order to facilitate the acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the "Assigned Group"). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company's common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying statements of operations.

         During the second quarter of 2004, certain note holders and the Assigned Group exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. As an inducement to cash out, the Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the second quarter of 2004.

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At March 31, 2005 and December 31, 2004, $66,000 and $72,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of March 31, 2005 and December 31, 2004, the remaining notes had a balance of $265,000 and $289,000, respectively.

         The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

COMMITMENTS AND OBLIGATIONS

         As of March 31, 2005, we had the following obligations, net of interest:


                          Total Amounts        Less than 1
                            Committed             year            1 to 3 years        4 to 5 years            Over 5 years
                         ---------------    ---------------    ---------------      ---------------       -----------------
Debt:
  Revolving lines of
    credit                   $ 8,811,000         $8,811,000       $          -         $          -            $        -
  Priority tax claims            331,000             66,000            132,000              133,000                     -

Contractual Obligations:
  Operating leases            83,372,000         22,443,000         32,884,000           17,307,000             10,738,000
  Capital leases                 390,000            181,000            209,000                    -                     -

Other Commercial Commitments:
  Letters of credit              392,000            392,000                  -                    -                     -
                          ---------------    ---------------    ---------------      ---------------      ----------------

Total Commitments           $93,296,000        $31,893,000        $33,225,000          $17,440,000             $10,738,000
                          ===============    ===============    ===============      ===============      ================


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

ITEM 4:
                             CONTROLS AND PROCEDURES

         At March 31, 2005, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.


PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its operation or financial condition.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5:  OTHER INFORMATION
         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

             On January 27, 2005 the Company filed a Form 8-K to disclose fourth quarter sales results.

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BIG DOG HOLDINGS, INC.


May 12, 2005                      /s/ ANDREW D. FESHBACH
                                  ----------------------
                                  Andrew D. Feshbach
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



May 12, 2005                      /s/ ROBERTA J. MORRIS
                                  ---------------------
                                  Roberta J. Morris
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)