Form 10-Q
period 2005-06-30
BIG DOG HOLDINGS INC
filed 2005-08-15
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                                       or

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


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 1, 2005 was 9,189,932 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                               PAGE
                                                                               ----
                                                                                NO.
                                                                               ----


PART 1.           FINANCIAL INFORMATION (Unaudited)............................. 3

ITEM 1:           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS
                  June 30, 2005 (Unaudited) and December 31, 2004..............  3

                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  Six months ended June 30, 2005 and 2004....................... 4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  Six months ended June 30, 2005 and 2004....................... 5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................... 7

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................... 15

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK... 21

ITEM 4:           CONTROLS AND PROCEDURES...................................... 22

PART II:          OTHER INFORMATION............................................ 22

ITEM 1:           LEGAL PROCEEDINGS............................................ 22

ITEM 2:           CHANGES IN SECURITIES,USE OF PROCEEDS AND ISSUER
                  PURCHASE OF EQUITY SECURITIES................................ 22

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES.............................. 23

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 23

ITEM 5:           OTHER INFORMATION............................................ 23

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K............................. 23

SIGNATURES..................................................................... 25

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS


                                                                            June 30,                December 31,
                                                                              2005                      2004
                                                                     ----------------------    ----------------------
                               ASSETS                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  594,000              $  4,670,000
  Receivables, net                                                                  767,000                   411,000
  Inventories, net                                                               44,407,000                39,581,000
  Prepaid expenses and other current assets                                       1,965,000                   928,000
 Deferred income taxes                                                            1,855,000                 1,691,000
                                                                      ----------------------    ----------------------
   Total current assets                                                          49,588,000                47,281,000
PROPERTY AND EQUIPMENT, Net                                                       9,988,000                 9,956,000
INTANGIBLE ASSETS, Net                                                              172,000                   172,000
DEFERRED INCOME TAXES                                                             1,690,000                 1,042,000
OTHER ASSETS                                                                        309,000                   380,000
                                                                      ----------------------    ----------------------
TOTAL                                                                          $ 61,747,000              $ 58,831,000
                                                                      ======================    ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                                                         $ 7,384,000                $  304,000
  Current portion of long-term debt                                                 246,000                   243,000
  Accounts payable                                                                5,006,000                 5,033,000
  Income taxes payable                                                               72,000                 2,643,000
  Accrued expenses and other current liabilities                                  5,376,000                 6,331,000
                                                                     ----------------------    ----------------------
    Total current liabilities                                                    18,084,000                14,554,000
NOTES PAYABLE                                                                       109,000                   289,000
CAPITAL LEASE OBLIGATIONS                                                           152,000                   256,000
DEFERRED RENT AND LEASE INCENTIVES                                                1,333,000                   943,000
DEFERRED GAIN ON SALE-LEASEBACK                                                     222,000                   248,000
                                                                     ----------------------    ----------------------
Total liabilities                                                                19,900,000                16,290,000
                                                                     ----------------------    ----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                           -                         -
  Common stock, $0.01 par value, 30,000,000 shares authorized,
    10,736,522 and 10,709,030 issued at June 30, 2005 and
    December 31, 2004, respectively                                                 107,000                   107,000
  Additional paid-in capital                                                     25,659,000                25,513,000
  Retained earnings                                                              24,445,000                25,149,000
  Treasury stock, 1,549,498 and 1,529,998 at June 30, 2005 and
    December 31, 2004, respectively                                              (8,364,000)               (8,228,000)
                                                                      ----------------------    ----------------------
    Total stockholders' equity                                                   41,847,000                42,541,000
                                                                      ----------------------    ----------------------
TOTAL                                                                          $ 61,747,000              $ 58,831,000
                                                                      ======================    ======================

             See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                Three months ended                              Six months ended
                                                     June 30,                                       June 30,
                                   -------------------------------------------      -------------------------------------------
                                              2005                    2004                     2005                    2004
                                   --------------------    -------------------      --------------------    -------------------
NET SALES                                  $43,441,000            $41,043,000               $74,786,000            $62,924,000
COST OF GOODS SOLD                          18,761,000             18,013,000                33,879,000             28,672,000
                                   --------------------    -------------------      --------------------    -------------------
GROSS PROFIT                                24,680,000             23,030,000                40,907,000             34,252,000
                                   --------------------    -------------------      --------------------    -------------------

OPERATING EXPENSES:
  Selling, marketing and
    distribution                            19,327,000             18,875,000                37,594,000             33,008,000
  General and administrative                 2,286,000              1,936,000                 4,029,000              3,733,000
                                   --------------------    -------------------      --------------------    -------------------
      Total operating expenses              21,613,000             20,811,000                41,623,000             36,741,000
                                   --------------------    -------------------      --------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                3,067,000              2,219,000                 (716,000)             (2,489,000)

OTHER INCOME                                     -                     82,000                         -                 82,000
INTEREST INCOME                                 1,000                  64,000                    41,000                 70,000
INTEREST EXPENSE                             (297,000)               (347,000)                 (448,000)              (477,000)
                                   --------------------    -------------------      --------------------    -------------------

INCOME (LOSS) BEFORE BENEFIT FOR
  INCOME TAXES                               2,771,000              2,018,000               (1,123,000)            (2,814,000)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                      1,053,000                767,000                 (427,000)            (1,069,000)
                                   --------------------    -------------------      --------------------    -------------------

NET INCOME (LOSS)                          $ 1,718,000            $ 1,251,000               $ (696,000)           $(1,745,000)
                                   ====================    ===================      ====================    ===================

NET INCOME (LOSS) PER SHARE:
    BASIC                                      $  0.19                $  0.15                  $ (0.08)               $ (0.21)
                                   ====================    ===================      ====================    ===================
    DILUTED                                    $  0.18                $  0.14                  $ (0.08)               $ (0.21)
                                   ====================    ===================      ====================    ===================

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
    BASIC                                    9,187,000              8,261,000                 9,183,000              8,252,000
                                   ====================    ===================      ====================    ===================
    DILUTED                                  9,760,000              8,907,000                 9,183,000              8,252,000
                                   ====================    ===================      ====================    ===================

   See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                               ----------------------------------------------------
                                                                                        2005                      2004
                                                                               ----------------------      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                               $(696,000)                 $(1,745,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        1,928,000                    1,658,000
    Compensation expense                                                                         -                      328,000
    Gain on early extinguishment of notes payable                                                -                      (82,000)
    Amortization of premium on convertible notes                                                 -                      (25,000)
    Amortization of deferred financing fees                                                 70,000                      106,000
    Provision for losses on receivables                                                      1,000                        7,000
    Loss on disposition of property and equipment                                           27,000                       10,000
    Deferred income taxes                                                                 (812,000)                  (1,132,000)
      Changes in operating assets and liabilities:
      Receivables                                                                         (357,000)                    (119,000)
      Inventories                                                                       (4,826,000)                  (4,147,000)
      Prepaid expenses and other assets                                                     60,000                    1,307,000
      Accounts payable                                                                     (27,000)                   1,330,000
      Income taxes payable                                                              (2,570,000)                  (1,430,000)
      Accrued expenses and other current liabilities                                      (956,000)                  (3,289,000)
      Deferred rent                                                                        390,000                       84,000
      Deferred gain on sale-leaseback                                                      (26,000)                     (27,000)
                                                                               ----------------------       -----------------------
       Net cash used in operating activities                                            (7,794,000)                  (7,166,000)
                                                                               ----------------------       -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (1,988,000)                    (688,000)
  Prepaid acquisition costs                                                             (1,100,000)                           -
  Proceeds from the sales of property and equipment                                          1,000                            -
  Acquisition of The Walking Company, net of cash acquired                                       -                   (1,577,000)
  Other                                                                                     (3,000)                           -
                                                                               ----------------------       -----------------------
        Net cash used in investing activities                                           (3,090,000)                  (2,265,000)
                                                                               ----------------------       -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement                                          7,080,000                      862,000
  Repurchase of common stock                                                              (137,000)                           -
  Repayment of notes payable                                                              (190,000)                           -
  Repayment of redeemable convertible notes and rights                                           -                     (363,000)
   Exercise of stock options                                                               146,000                       16,000
  Repayment of capital lease obligations                                                   (91,000)                     (62,000)
                                                                               ----------------------       -----------------------
     Net cash provided by financing activities                                           6,808,000                      453,000
                                                                               ----------------------       -----------------------
NET DECREASE IN CASH                                                                    (4,076,000)                  (8,978,000)
CASH, BEGINNING OF PERIOD                                                                4,670,000                   10,503,000
                                                                               ----------------------       -----------------------
CASH, END OF PERIOD                                                                     $  594,000                   $1,525,000
                                                                               ======================       =======================

  See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                      Six months ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                                 2005                    2004
                                                                        ---------------------    --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for:
    Interest                                                                       $ 300,000               $  205,000
    Income taxes                                                                 $ 2,955,000             $  1,493,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF THE WALKING COMPANY:
    Working capital, other than cash                                                                       $   17,000
    Properties                                                                                              7,142,000
    Redeemable convertible notes and rights assumed                                                        (4,998,000)
    Notes payable                                                                                            (584,000)
                                                                                                 ---------------------
    Net cash effect due to acquisition of net assets of
       The Walking Company                                                                                $ 1,577,000
                                                                                                 =====================

REDEMPTION OF NOTES AND RIGHTS:
    Redeemable convertible notes and rights assumed                                                       $ 4,998,000
    Compensation expense                                                                                      328,000
    Accrued interest                                                                                           75,000
    Amortization of premium on convertible notes                                                              (25,000)
    Gain on early extinguishment of debt                                                                      (82,000)
    Issuance of 993,146 shares of common stock                                                             (4,931,000)
    Net cash effect due to redemption of notes and rights                                                   $ 363,000
                                                                                                 =====================

OTHER:
    Purchase of property under capital lease                                                                $ 367,000
                                                                                                 =====================

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

         The interim financial statements for the six months ended June 30, 2005 and 2004 contain the results of operations since March 3, 2004, of the Company's acquisition of primarily all the assets of The Walking Company. For a complete description of the acquisition see Note 2 below.

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2. Acquisitions

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

                  Cash and cash equivalents.                                    $    123,000
                  Inventories                                                     12,754,000
                  Other current assets                                             1,944,000
                  Property, plant and equipment                                    7,320,000
                                                                                ------------
                           Total assets acquired                                $ 22,141,000
                                                                                ------------

                  Current and other liabilities                                 $ 15,489,000
                 Notes payable and rights issued                                   4,952,000
                       Total liabilities assumed                                $ 20,441,000
                                                                                ------------

                           Net assets acquired over liabilities                 $  1,700,000
                                                                                ============


         The following table presents unaudited results of the combined operations for the six months ended June 30, 2005 and 2004, respectively, with the results of the period ending June 30, 2004 being presented on a pro forma basis as if the acquisition had occurred as of the beginning of such period rather than as of the acquisition date.

                                                                 Six months ended
                                                                     June 30,
                                                 -------------------------------------------------
                                                           2005                    2004
                                                 ---------------------        --------------------
Net sales                                                  $74,786,000             $ 71,242,000
Net loss                                                      (696,000)              (2,296,000)
Net loss per common share:
Basic and diluted                                          $     (0.08)            $      (0.28)


The pro forma results have been prepared based on available information using assumptions that the Company's management believes are reasonable and include no significant non-recurring items. The results do not purport to represent the actual financial position or results of operations that would have occurred if the acquisition had occurred at the beginning of the period specified.

FOOTWORKS ACQUISITION

         On May 20, 2005, the Company entered into a definitive purchase agreement to purchase the assets of Footworks, a division of a privately held shoe retailer, for approximately $10 million dollars which will be funded by cash and debt. The purchase includes a chain of 8 retail stores selling comfort shoes and accessories. The Company had incurred $1.1 million of prepaid acquisition costs as of June 30, 2005, of which $1.0 million is a refundable escrow deposit. This acquisition is scheduled to close by August 31, 2005.

NOTE 3. Debt

Short-term Borrowings

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the "Amended Credit Agreement"). Prior to the July 2005 amendment, the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank's base rate (6.25% at June 30, 2005) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had two LIBOR loans outstanding on June 30, 2005 at interest rates of 4.68% and 4.77%. As of June 30, 2005 and December 31, 2004, the Company had $3,554,000 and $0, respectively, outstanding under the Amended Credit Agreement. Additionally, the Company had $208,000 and $899,000, respectively, of letters of credit outstanding as of June 30, 2005 and December 31, 2004. The letters of credit expire through August 2005.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was either the Bank's base rate (6.25% at June 30, 2005) or a LIBOR loan rate plus a margin which ranges up to 2.75% (5.52% at June 30, 2005). At June 30, 2005 and December 31, 2004, TWC had approximately $3,831,000 and $304,000, respectively outstanding under this credit agreement and $0 and $341,000, respectively of outstanding letters of credit.


         In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance. The line is secured by substantially all assets of Big Dog USA, Inc. and TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank's base rate or a LIBOR loan plus a margin ranging up to 1.75%. The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company to $4,000,000 expenditures for 2005 (amount is adjusted annually based on an annual business plan). The Amended Credit Agreement expires in October 2009. Additionally, simultaneously with the closing of the Company's acquisition described in Note 2, the Bank will issue a $2,000,000 letter of credit and a $3,000,000 term loan facility, amortizable over 4 and a half years, payable monthly. The term loan interest charge will be set at prime plus .5% or LIBOR plus 2.75% and the term loan facility is due and payable in October 2009.


Long-term Borrowings

         In March 2004, in conjunction with the 2004 acquisition of The Walking Company, the Company also entered into a $3,000,000 two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bore interest at IDB prime plus 1% and was personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. There were no borrowings as of December 31, 2004. In February of 2005, this facility was cancelled by the Company.


Redeemable Convertible Notes

         In conjunction with the 2004 acquisition, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of TWC. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the "note put rights"). The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

         In order to facilitate the 2004 acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised. The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the "Assigned Group"). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company's common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying statements of operations.

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

Litigation Contingency

         In July, 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC ("BDM") in the Central District of California. The complaint alleges, among other things, breach and wrongful termination of a trademark license agreement. Among other things, BDM seeks $1,500,000 in liquidation damages and attorneys fees. The Company has countersued for breach of contract and trademark infringement. While the Company is diligently evaluating BDM's claims and seeking additional information, it currently believes that BDM's claims lack merit and intends to defend the lawsuit vigorously. At this stage of the dispute, it is premature to assess what, if any, impact the lawsuit might have on the Company's business, financial position, results of operations and cash flows. As of June 30, 2005, the Company has recorded a legal accrual of $250,000 to provide for its defense.

Notes Payable

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At June 30, 2005 and December 31, 2004, $62,000 and $72,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of June 30, 2005 and December 31, 2004, the remaining notes had a balance of $109,000 and $289,000, respectively.

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

         The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

                                                       Three Months Ended                       Six Months Ended
                                                       ------------------                       ----------------
                                                            June 30,                                June 30,
                                                            --------                                --------
                                                     2005                2004                  2005                2004
                                                     ----                ----                  ----                ----
Net income (loss):
As reported                                         $ 1,718,000         $ 1,251,000         $ (696,000)         $(1,745,000)
  Add:
    Stock-based
    employee compensation expense included
    in reported net income (loss), net of
    related tax effects.....................
                                                           ---              114,000                ---              114,000
  Deduct: Total stock-based employee
      compensation   expense determined
      under fair value method, net of
      related tax effects...................          (240,000)           (207,000)           (329,000)            (346,000)
                                                    -----------         -----------        -----------          -----------
Pro forma net income (loss).................        $ 1,478,000         $ 1,158,000        $(1,977,000)         $(1,977,000)
                                                    ===========         ===========        ===========          ===========

Net income (loss) per share:
 As reported:
   Basic....................................            $  0.19             $  0.15            $ (0.08)             $ (0.21)
   Diluted..................................            $  0.18             $  0.14            $ (0.08)             $ (0.21)
 Pro forma:
   Basic....................................            $  0.16             $  0.14            $ (0.11)             $ (0.24)
   Diluted..................................            $  0.15             $  0.13            $ (0.11)             $ (0.24)

Antidilutive options........................          1,590,000           1,317,000                  --                   --


NOTE 5. Stockholders' Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of June 30, 2005, the Company had repurchased 1,549,498 shares totaling $8,364,000. As of December 31, 2004, the Company had repurchased 1,529,998 shares totaling $8,228,000.

         In conjunction with the 2004 acquisition, the Company issued to certain former creditors of The Walking Company 10% (10,000 shares) of the outstanding common stock of TWC, the subsidiary of the Company that acquired such assets (the "minority interest"). The holders of the minority interest were also provided the right to sell ("put") such shares to TWC for cash totaling $645,000 through June 30, 2004 (the "stock put rights"). Additionally, these holders received the right to instead convert the minority interest into 148,276 shares of common stock of the Company at a price of $4.35 per share through June 30, 2004 (the "stock rights"). On April 23, 2004 TWC was merged into a wholly owned subsidiary of the Company and the former minority holders were entitled to either a cash redemption or they could exercise their stock put rights. As of September 30, 2004 $618,000 of the former minority interest had been converted to 142,029 shares of common stock. The remaining $27,000 was redeemed for cash.

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

         The Big Dog Sportswear business includes the Company's 181 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

         The Walking Company business includes the Company's 77 Walking Company stores located primarily in leading retail malls.

         The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store's contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the three and six months ended June 30, 2005 and 2004 (with The Walking Company's results being reported only for the period from the March 3, 2004 acquisition date):



                                                    Big Dog Sportswear      The Walking Company            Total
                                                    --------------------   --------------------   ---------------------

Three months ended June 30, 2005
Sales                                                      $ 21,973,000            $ 21,468,000             $ 43,441,000
Net Income                                                 $    864,000            $    854,000             $  1,718,000
Total assets                                               $ 35,886,000            $ 25,861,000             $ 61,747,000

Three months ended June 30, 2004
Sales                                                      $ 23,117,000            $ 17,926,000             $ 41,043,000
Net Income                                                 $    709,000            $    542,000             $  1,251,000
Total assets                                               $ 37,410,000            $ 21,399,000             $ 58,809,000

Six months ended June 30, 2005
Sales                                                      $ 36,742,000            $ 38,044,000             $ 74,786,000
Net (Loss) Income                                          $ (1,100,000)           $    404,000             $   (696,000)
Total assets                                               $ 35,886,000            $ 25,861,000             $ 61,747,000

Six months ended June 30, 2004
Sales                                                      $ 39,743,000            $ 23,181,000             $ 62,924,000
Net (Loss) Income                                          $ (1,848,000)           $    103,000             $ (1,745,000)
Total assets                                               $ 37,410,000            $ 21,399,000             $ 58,809,000


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

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

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

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes related thereto. Certain minor differences in the amounts below result from rounding of the amounts shown in the consolidated financial statements.

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

Three Months Ended June 30, 2005 and 2004

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $43.4 million for the three months ended June 30, 2005 from $41.0 million for the same period in 2004, an increase of $2.4 million, or 5.9%. The increase was primarily attributable to $3.1 million related to an 18.3% increase in comparable store sales for TWC and $0.3 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes the closure of stores netted against new stores opened in the period, a $0.1 million increase in the Company's TWC catalog/Internet business and a $0.1 million increase in the Company's Big Dog Sportswear catalog/Internet business. The increases were offset by $0.5 million attributable to a 2.5% decrease in Big Dog Sportswear comparable store sales for the period, $0.5 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.2 million attributable to a decrease in the Company's Big Dog Sportswear wholesale business. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores since the Company purchased TWC out of bankruptcy in March 2004. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. The Company closed its wholesale division in the second quarter of 2004.

         GROSS PROFIT. Gross profit increased to $24.7 million for the three months ended June 30, 2005 from $23.0 million for the same period in 2004, an increase of $1.7 million, or 7.4%. As a percentage of net sales, gross profit increased to 56.8% in the three months ended June 30, 2005 from 56.1% for the same period in 2004. TWC's gross profit increased in the three months ended June 30, 2005 to 51.8% compared to 50.5% for 2004. The 1.3% increase was primarily attributable to improved merchandise selection and pricing from TWC vendors. The Big Dogs' gross profit increased to 61.7% in the three month period ended June 30, 2005 from 60.5% in the same period in 2004. The 1.2% increase was primarily due to a shift from promotional sales to higher margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $19.3 million in the three months ended June 30, 2005 from $18.9 million for the same period in 2004, an increase of $0.4 million, or 2.1%. As a percentage of net sales, selling, marketing and distribution expenses decreased to 44.5% in the three months ended June 30, 2005 from 46.0% for the same period in 2004. TWC's selling, marketing and distribution expenses decreased in the three months ended June 30, 2005 to 39.5% compared to 41.4% for 2004. The 1.9% decrease was attributable to spreading the expenses over a larger sales base. The Big Dogs' selling, marketing and distribution expenses remained relatively constant at 49.4% for the three month period ended June 30, 2005 and 49.6% in the same period in 2004.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $2.3 million for the three months ended June 30, 2005 from $1.9 million for the same period in 2004. As a percentage of net sales, these expenses increased to 5.3% in the three months ended June 30, 2005 from 4.7% for the same period in 2004. Of the increase in general and administrative expenses, $0.2 million is related to an accrual of anticipated legal fees related to pending litigation. See Part
II. ITEM 1: LEGAL PROCEEDINGS.


         OTHER INCOME. Other income of $0.1 million in 2004 is the discount from early debt extinguishment of the redeemable convertible notes related to The Walking Company acquisition.

         INTEREST INCOME. Interest income for the three month periods ended June 30, 2005 and 2004 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

         INTEREST EXPENSE. Interest expense remained constant at $0.3 million for the three month periods ended June 30, 2005 and 2004.

         INCOME TAXES. The Company recorded income tax expense at its historical effective income tax rate of 38.0%.

Six Months Ended June 30, 2005 and 2004

         NET SALES. Net sales increased to $74.8 million for the six months ended June 30, 2005 from $62.9 million for the same period in 2004, an increase of $11.9 million, or 18.9%. The increase was primarily related to the acquisition of TWC, which accounted for an increase in net sales of $10.6 million. In addition, an increase of $3.8 million was attributable to a 17.1% increase in comparable store sales for TWC subsequent to the acquisition, $0.3 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes the closure of stores netted against new stores opened in the period, a $0.2 million increase in the Company's TWC catalog/Internet business and a $0.1 million increase in the Company's Big Dog Sportswear catalog/Internet business. The increases were offset by $1.3 million attributable to a 3.8% decrease in Big Dog Sportswear comparable store sales for the period, $1.1 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.7 million attributable to a decrease in the Company's Big Dog Sportswear wholesale business. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores since the Company purchased TWC out of bankruptcy in March 2004. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. The Company closed its wholesale division in the second quarter of 2004.

         GROSS PROFIT. Gross profit increased to $40.9 million for the six months ended June 30, 2005 from $34.3 million for the same period in 2004, an increase of $6.6 million, or 19.2%. As a percentage of net sales, gross profit increased to 54.7% in the six months ended June 30, 2005 from 54.4% for the same period in 2004. TWC's gross profit increased in the six months ended June 30, 2005 to 51.4% compared to 49.8% for 2004. The 1.6% increase was primarily attributable to improved merchandise selection and pricing from TWC vendors. The Big Dogs' gross profit increased to 58.1% for the six month period ended June 30, 2005 compared to 57.1% for the same period in 2004. The 1.0% increase was primarily due to a shift from promotional sales to higher margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $37.6 million in the six months ended June 30, 2005 from $33.0 million for the same period in 2004, an increase of $4.6 million, or 13.9%. The $4.6 million increase is primarily related to the acquisition of The Walking Company on March 3, 2004. As a percentage of net sales, these expenses decreased to 50.3% in the six months ended June 30, 2005 from 52.5% in the same period in 2004, a decrease of 2.2%. The decrease is primarily related to spreading the expenses over a larger sales base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.0 million for the six months ended June 30, 2005 from $3.7 million for the same period in 2004. As a percentage of net sales, these expenses decreased to 5.4% in the six months ended June 30, 2005 from 5.9% for the same period in 2004. The decrease as a percentage of sales is primarily related to spreading expenses over a larger revenue base in addition to synergies created as a result of the acquisition of The Walking Company.

         OTHER INCOME. Other income of $0.1 million in 2004 is the discount from early debt extinguishment of the redeemable convertible notes related to The Walking Company acquisition.

         INTEREST INCOME. Interest income for the six month periods ended June 30, 2005 and 2004 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

         INTEREST EXPENSE. Interest expense remained relatively constant for the six month periods ended June 30, 2005 and 2004, decreasing to $0.4 million in 2005 from $0.5 million in 2004.

         INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 38.0%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in "Seasonality" below.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2005, the Company's primary uses of cash were for merchandise inventories, income tax payments, capital expenditures and general operating activity. The Company satisfied its cash requirements from existing cash balances, short-term borrowings under its line of credit agreements and other borrowings.

         Cash used in operating activities was $7.8 million and $7.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cash used in operating activities is principally due to an increase in income taxes paid.

         Cash used in investing activities was $3.1 million and $2.3 million for the six months ended June 30, 2005 and 2004, respectively. Cash used in investing activities in the first six months of 2005 primarily relates to $1.1 million in prepaid acquisition costs, 4 new TWC store openings, 2 new Big Dog Sportswear store openings, retrofitting existing stores and corporate additions. Of the cash used in investing activities in 2004, $1.6 million relates to the acquisition of The Walking Company.

         Cash provided by financing activities was $6.8 million in the six months ended June 30, 2005 compared to $0.5 million in the same period in 2004. The increase is due to increased cash borrowings under the lines of credit.

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the "Amended Credit Agreement"). Prior to the July 2005 amendment, the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank's base rate (6.25% at June 30, 2005) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had two LIBOR loans outstanding on June 30, 2005 at interest rates of 4.68% and 4.77%. As of June 30, 2005 and December 31, 2004, the Company had $3,554,000 and $0, respectively, outstanding under the Amended Credit Agreement. Additionally, the Company had $208,000 and $899,000, respectively, of letters of credit outstanding as of June 30, 2005 and December 31, 2004. The letters of credit expire through August 2005.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was either the Bank's base rate (6.25% at June 30, 2005) or a LIBOR loan rate plus a margin which ranges up to 2.75% (5.52% at June 30, 2005). At June 30, 2005 and December 31, 2004, TWC had approximately $3,831,000 and $304,000, respectively outstanding under this credit agreement and $0 and $341,000, respectively of outstanding letters of credit.

         In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance. The line is secured by substantially all assets of Big Dog USA, Inc. and TWC and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank's base rate or a LIBOR loan plus a margin ranging up to 1.75%. The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company to $4,000,000 expenditures for 2005 (amount is adjusted annually based on an annual business plan). The Amended Credit Agreement expires in October 2009. Additionally, simultaneously with the closing of the Company's acquisition described in Note 2, the Bank will issue a $2,000,000 letter of credit and a $3,000,000 term loan facility, amortizable over 4 and a half years, payable monthly. The term loan interest charge will be set at prime plus .5% or LIBOR plus 2.75% and the term loan facility is due and payable in October 2009.

         In March 2004, in conjunction with the 2004 acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank ("IDB"). This facility bore interest at IDB prime plus 1% and was personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. In February of 2005, this facility was cancelled by the Company.

         In conjunction with the 2004 acquisition, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of TWC. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the "note put rights"). The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

         In order to facilitate the 2004 acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised. The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the "Assigned Group"). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company's common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying statements of operations.

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

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At June 30, 2005 and December 31, 2004, $62,000 and $72,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of June 30, 2005 and December 31, 2004, the remaining notes had a balance of $109,000 and $289,000, respectively.

         The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

COMMITMENTS AND OBLIGATIONS

         As of June 30, 2005, we had the following obligations, net of interest:

                             Total Amounts       Less than 1
                               Committed             year           1 to 3 years         4 to 5 years          Over 5 years
                            ----------------    ---------------    ---------------     ----------------      ---------------
Debt:
  Revolving lines of
    credit                      $ 7,384,000         $7,384,000         $        -         $          -         $           -
  Priority tax claims               171,000             62,000             83,000               26,000                     -

Contractual Obligations:
  Operating leases               87,885,000         23,170,000         34,248,000           18,349,000            12,118,000
  Capital leases                    336,000            184,000            152,000                    -                     -

Other Commercial Commitments:
  Letters of credit                 208,000            208,000                  -                    -                     -
                            ----------------    ---------------    ---------------     ----------------      ----------------

Total Commitments              $95,984,000        $31,008,000        $34,483,000          $18,375,000           $12,118,000
                            ================    ===============    ===============     ================      ================

         On May 20, 2005, the Company entered into a definitive agreement to acquire the assets of Footworks, a division of a privately held shoe retailer, for approximately $10.0 million. The acquisition is scheduled to close by August 31, 2005. During the second quarter, the Company made a $1.0 million escrow payment, which is recorded as a deposit as of June 30, 2005. The remaining purchase price of $9.0 million is considered an outstanding commitment. The Company anticipates that this amount will be paid in the third quarter using available cash and lines of credit.

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

ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. In the normal course of business, the financial position and results of operations of the Company are subject to market risk associated with interest rate movements on borrowings. Currently, the Company's credit facilities contain a performance-pricing structured-interest charge, ranging up to LIBOR plus 1.75% based on excess availability levels. The Company's market risk on interest rate movements will increase based on higher borrowing levels. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


ITEM 4:

                             CONTROLS AND PROCEDURES

         At June 30, 2005, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

PART II.          OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

                  In July, 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC ("BDM") in the Central District of California. The complaint alleges, among other things, breach and wrongful termination of a trademark license agreement. Among other things, BDM seeks $1.5 million in liquidation damages and attorneys fees. The Company has countersued for breach of contract and trademark infringement. While the Company is diligently evaluating BDM's claims and seeking additional information, it currently believes that BDM's claims lack merit and intends to defend the lawsuit vigorously. At this stage of the dispute, it is premature to assess what, if any, impact the lawsuit might have on the Company's business, financial position, results of operations and cash flows. As of June 30, 2005, the Company has recorded a legal accrual of $0.3 million to provide for its defense.

                  In addition, from time to time the Company is involved in pending or threatened litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse impact on its operations or financial condition.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  In April, 2005 the Company repurchased 19,500 shares of its common stock.

                                                                          Total Number
                                                                            of Shares
                                                                          Purchased as      Dollar Value
                                                                             Part of        that May Yet
                                       Total Number        Average          Publicly        be Purchased
                                         of Shares        Price Paid        Announced        Under the
                                         Purchased        per Share           Plan            Plan (1)
                                      ----------------   -------------    --------------   ---------------
                     4/1/2005 -
                      4/30/2005                19,500          $ 7.00         1,549,498        $1,636,000
                     5/1/2005 -
                      5/31/2005                     -               -         1,549,498         1,636,000
                     6/1/2005 -
                      6/30/2005                     -               -         1,549,498         1,636,000

                  (1) In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. The plan does not have a termination date.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Registrant's Annual Meeting of Stockholders was held on
         June 3, 2005.

                  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement.

                  The matters voted upon at the Annual Meeting and the results thereof were as follows:

                  1. To elect Class II Directors, Robert Schnell and David Walsh, each to hold office for a three-year term and until each of their successors are elected and qualified.

                                                        FOR         AGAINST          ABSTAINED
                        Robert Schnell               8,368,696         0               98,020
                        David Walsh                  8,368,856         0               97,860


                  2. To ratify the election of Singer Lewak Greenbaum and Goldstein LLP as independent certified public accountants for the year ending December 31, 2005.

                                                         FOR        AGAINST          ABSTAINED
                                                     8,464,783       1,200              733

ITEM 5:     OTHER INFORMATION
                  Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits:

                        2.1 Asset Purchase Agreement, dated May 20, 2005, by and among The Walking Company, as buyer, Bianca of Nevada, Inc., a Nevada corporation, as seller, and Sal Palermo, as shareholder.

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


                        99.1 First Amended, Restated and Consolidated Loan and Security Agreement, dated July 7, 2005, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc., and The Walking Company, as borrowers.

                 (b)     Reports on Form 8-K

                         On May 5, 2005 the Company filed a Form 8-K to disclose first quarter financial results.

                         On May 23, 2005, the Company filed a Form 8-K to announce The Walking Company had entered into an Asset Purchase Agreement to acquire the Footwooks Division of Bianca of Nevada, Inc.

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIG DOG HOLDINGS, INC.


August 12, 2005                           /s/ ANDREW D. FESHBACH
                                          ----------------------
                                          Andrew D. Feshbach
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


August 12, 2005                           /s/ ROBERTA J. MORRIS
                                          ---------------------
                                          Roberta J. Morris
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)