Form 10-Q
period 2005-09-30
BIG DOG HOLDINGS INC
filed 2005-11-14
CIK 1019439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                                       or

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


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at November 1, 2005 was 9,116,867 shares.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----
                                                                            NO.
                                                                            ---


PART 1.       FINANCIAL INFORMATION (Unaudited)............................  3

ITEM 1:       FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              September 30, 2005 (Unaudited) and December 31, 2004.........  3

              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              Three and nine months ended September 30, 2005 and 2004......  4

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              Nine months ended September 30, 2005 and 2004................  5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................  7

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................... 15

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK... 22

ITEM 4:       CONTROLS AND PROCEDURES...................................... 22

PART II:      OTHER INFORMATION............................................ 22

ITEM 1:       LEGAL PROCEEDINGS............................................ 22

ITEM 2:       CHANGES IN SECURITIES,USE OF PROCEEDS AND ISSUER
              PURCHASE OF EQUITY SECURITIES................................ 23

ITEM 3:       DEFAULTS UPON SENIOR SECURITIES.............................. 23

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 23

ITEM 5:       OTHER INFORMATION............................................ 23

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K............................. 23

SIGNATURES................................................................. 25

PART 1.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          September 30,             December 31,
                                                                              2005                      2004
                                                                      ----------------------    ----------------------
                                  ASSETS                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  390,000              $  4,670,000
  Receivables, net                                                                  529,000                   411,000
  Inventories, net                                                               58,573,000                39,581,000
  Prepaid expenses and other current assets                                       1,478,000                   928,000
  Deferred income taxes                                                           1,923,000                 1,691,000
                                                                     ----------------------    ----------------------
    Total current assets                                                         62,893,000                47,281,000
PROPERTY AND EQUIPMENT, Net                                                      10,756,000                 9,956,000
INTANGIBLE ASSETS, Net                                                            2,909,000                   172,000
GOODWILL                                                                          4,902,000                         -
DEFERRED INCOME TAXES                                                             1,613,000                 1,042,000
OTHER ASSETS                                                                        360,000                   380,000
                                                                     ----------------------    ----------------------
TOTAL                                                                          $ 83,433,000              $ 58,831,000
                                                                     ======================    ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                                                        $ 12,191,000                $  304,000
  Current portion of long-term debt                                               1,616,000                   243,000
  Accounts payable                                                               14,577,000                 5,033,000
  Income taxes payable                                                            1,006,000                 2,643,000
  Accrued expenses and other current liabilities                                  4,533,000                 6,331,000
                                                                     ----------------------    ----------------------
    Total current liabilities                                                    33,923,000                14,554,000
NOTES PAYABLE                                                                     4,736,000                   289,000
CAPITAL LEASE OBLIGATIONS                                                            83,000                   256,000
DEFERRED RENT AND LEASE INCENTIVES                                                1,376,000                   943,000
DEFERRED GAIN ON SALE-LEASEBACK                                                     208,000                   248,000
                                                                     ----------------------    ----------------------
Total liabilities                                                                40,326,000                16,290,000
                                                                     ----------------------    ----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                           -                         -
  Common stock, $0.01 par value, 30,000,000 shares authorized,
    10,744,315 and 10,709,030 issued at September 30, 2005 and
    December 31, 2004, respectively                                                 107,000                   107,000
  Additional paid-in capital                                                     25,697,000                25,513,000
  Retained earnings                                                              26,216,000                25,149,000
  Treasury stock, 1,634,498 and 1,529,998 at September 30, 2005 and
    December 31, 2004, respectively                                              (8,913,000)               (8,228,000)
                                                                      ----------------------    ----------------------
    Total stockholders' equity                                                   43,107,000                42,541,000
                                                                      ----------------------    ----------------------
TOTAL                                                                          $ 83,433,000              $ 58,831,000
                                                                      ======================    ======================

                See notes to the consolidated financial statements.



                                           BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                Three months ended                              Nine months ended
                                                  September 30,                                   September 30,
                                    -------------------------------------------    --------------------------------------------
                                             2005                    2004                     2005                    2004
                                   --------------------    -------------------      --------------------    -------------------
NET SALES                                  $44,909,000            $42,695,000              $119,695,000           $105,619,000
COST OF GOODS SOLD                          19,623,000             19,262,000                53,502,000             47,934,000
                                   --------------------    -------------------      --------------------    -------------------
GROSS PROFIT                                25,286,000             23,433,000                66,193,000             57,685,000
                                   --------------------    -------------------      --------------------    -------------------
OPERATING EXPENSES:
  Selling, marketing and
    distribution                            20,055,000             19,363,000                57,649,000             52,371,000
  General and administrative                 2,207,000              1,811,000                 6,236,000              5,544,000
                                   --------------------    -------------------      --------------------    -------------------
      Total operating expenses              22,262,000             21,174,000                63,885,000             57,915,000
                                   --------------------    -------------------      --------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                3,024,000              2,259,000                 2,308,000               (230,000)

OTHER INCOME                                         -                      -                         -                 82,000
INTEREST INCOME                                  1,000                  5,000                    42,000                 25,000
INTEREST EXPENSE                              (170,000)              (192,000)                 (618,000)              (619,000)
                                   --------------------    -------------------      --------------------    -------------------

INCOME (LOSS) BEFORE BENEFIT FOR
  INCOME TAXES                               2,855,000              2,072,000                 1,732,000              (742,000)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                      1,085,000                788,000                   658,000              (281,000)
                                   --------------------    -------------------      --------------------    -------------------

NET INCOME (LOSS)                          $ 1,770,000            $ 1,284,000               $ 1,074,000             $(461,000)
                                   ====================    ===================      ====================    ===================

NET INCOME (LOSS) PER SHARE:
    BASIC                                      $  0.19                $  0.14                   $  0.12               $ (0.05)
                                   ====================    ===================      ====================    ===================
    DILUTED                                    $  0.18                $  0.13                   $  0.11               $ (0.05)
                                   ====================    ===================      ====================    ===================

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
    BASIC                                    9,141,000              9,189,000                 9,169,000              8,568,000
                                   ====================    ===================      ====================    ===================
    DILUTED                                  9,680,000              9,633,000                 9,736,000              8,568,000
                                   ====================    ===================      ====================    ===================



               See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                Nine months ended
                                                                                                  September 30,
                                                                               -----------------------------------------------------
                                                                                            2005                      2004
                                                                               ----------------------      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                       $ 1,074,000                    $(461,000)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation and amortization                                                           2,924,000                    2,672,000
    Compensation expense                                                                            -                      328,000
    Gain on early extinguishment of notes payable                                                   -                      (82,000)
    Amortization of deferred financing fees                                                   163,000                      192,000
    Provision for losses on receivables                                                         1,000                       94,000
    Loss on disposition of property and equipment                                              40,000                       51,000
    Deferred income taxes                                                                    (803,000)                    (758,000)
      Changes in operating assets and liabilities:
      Receivables                                                                            (119,000)                    (380,000)
      Inventories                                                                         (16,897,000)                 (14,285,000)
      Prepaid expenses and other assets                                                      (632,000)                   1,215,000
      Accounts payable                                                                      9,544,000                    3,995,000
      Income taxes payable                                                                 (1,637,000)                  (1,061,000)
      Accrued expenses and other current liabilities                                       (1,943,000)                  (4,391,000)
      Deferred rent                                                                           433,000                      347,000
      Deferred gain on sale-leaseback                                                         (40,000)                     (40,000)
                                                                               ----------------------       -----------------------
        Net cash used in operating activities                                              (7,892,000)                 (12,564,000)
                                                                               ----------------------       -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (3,265,000)                  (1,149,000)
  Acquisition of Footworks, net of cash acquired                                           (4,090,000)                           -
  Proceeds from the sales of property and equipment                                             1,000                            -
  Acquisition of The Walking Company, net of cash acquired                                         -                    (1,577,000)
                                                                               ----------------------       -----------------------
        Net cash used in investing activities                                              (7,354,000)                  (2,726,000)
                                                                               ----------------------       -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement                                            11,887,000                    7,994,000
  Repurchase of common stock                                                                 (685,000)                    (374,000)
  Repayment of notes payable                                                                 (222,000)                           -
  Repayment of redeemable convertible notes and rights                                             -                      (363,000)
   Exercise of stock options                                                                  184,000                       42,000
  Payment of deferred financing fees                                                          (67,000)                           -
  Repayment of capital lease obligations                                                     (131,000)                    (182,000)
                                                                               ----------------------       -----------------------
        Net cash provided by financing activities                                          10,966,000                    7,117,000
                                                                               ----------------------       -----------------------
NET DECREASE IN CASH                                                                       (4,280,000)                  (8,173,000)
CASH, BEGINNING OF PERIOD                                                                   4,670,000                   10,503,000
                                                                               ----------------------       -----------------------
CASH, END OF PERIOD                                                                         $ 390,000                   $2,330,000
                                                                               ======================       =======================

        See notes to the consolidated financial statements.

                     BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                     Nine months ended
                                                                                       September 30,
                                                                        ---------------------------------------------
                                                                                  2005                    2004
                                                                        ---------------------    --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for:
    Interest                                                                     $   499,000             $    417,000
    Income taxes                                                                 $ 3,058,000             $  1,539,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF FOOTWORKS:
    Working capital, other than cash                                             $ 1,951,000
    Property and equipment                                                           500,000
    Intangibles                                                                    2,737,000
    Goodwill                                                                       4,902,000
    Notes payable                                                                 (6,000,000)
                                                                       ---------------------
    Net cash effect due to acquisition of net assets of Footworks                $ 4,090,000
                                                                       =====================

ACQUISITION OF THE WALKING COMPANY:
    Working capital, other than cash                                                                      $  (327,000)
    Property and equipment                                                                                  7,583,000
    Redeemable convertible notes and rights assumed                                                        (4,998,000)
    Notes payable                                                                                            (681,000)
                                                                                                 ---------------------
    Net cash effect due to acquisition of net assets of The Walking Company                               $ 1,577,000
                                                                                                 =====================

REDEMPTION OF NOTES AND RIGHTS:
    Redeemable convertible notes and rights assumed                                                       $ 4,998,000
    Compensation expense                                                                                      328,000
    Accrued interest                                                                                           75,000
    Amortization of premium on convertible notes                                                              (25,000)
    Gain on early extinguishment of debt                                                                      (82,000)
    Issuance of 993,146 shares of common stock                                                             (4,931,000)
                                                                                                 ---------------------
    Net cash effect due to redemption of notes and rights                                                  $  363,000
                                                                                                 =====================

OTHER:
    Purchase of property under capital lease                                                               $  367,000
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

         The interim financial statements for the nine months ended September 30, 2005 and 2004 contain the results of operations since March 3, 2004, of the Company's acquisition of primarily all the assets of The Walking Company. For a complete description of the acquisition see Note 2 below.

         In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                  Cash and cash equivalents                                     $    123,000
                  Inventories                                                     12,754,000
                  Other current assets                                             1,944,000
                  Property, plant and equipment                                    7,320,000
                                                                                ------------
                           Total assets acquired                                $ 22,141,000
                                                                                ------------

                  Current and other liabilities                                 $ 15,489,000
                  Notes payable and rights issued                                  4,952,000
                                                                                -------------
                      Total liabilities assumed                                 $ 20,441,000
                                                                                ------------

                      Net assets acquired over liabilities                      $  1,700,000
                                                                                ============

         The following table presents unaudited results of the combined operations for the nine months ended September 30, 2005 and 2004, respectively, with the results of the period ending September 30, 2004 being presented on a pro forma basis as if the acquisition had occurred as of the beginning of such period rather than as of the acquisition date.

                                                                Nine months ended
                                                                  September 30,
                                                 -----------------------------------------------
                                                           2005                    2004
                                                   ---------------------    --------------------
Net sales                                                  $119,695,000           $113,938,000
Net income (loss)                                             1,074,000             (1,012,000)
Net income (loss) per common share:
Basic                                                            $ 0.12                $ (0.12)
Diluted                                                          $ 0.11                $ (0.12)

The pro forma results have been prepared based on available information using assumptions that the Company's management believes are reasonable and include no significant non-recurring items. The results do not purport to represent the actual financial position or results of operations that would have occurred if the acquisition had occurred at the beginning of the period specified.

FOOTWORKS ACQUISITION

         On August 31, 2005, the Company acquired substantially all of the assets of Footworks, a division of a privately held shoe retailer. The total purchase price was approximately $10.2 million which included the payment and issuance of cash and notes by the Company pursuant to the definitive agreement. The acquisition includes a chain of 7 retail stores selling comfort shoes and accessories. Footworks' operations have historically focused on high-visibility stores in Las Vegas, Nevada. The Company intends to convert the majority of the acquired stores into "The Walking Company" stores. Goodwill recorded in connection with the acquisition is approximately $4.9 million subject to adjustment upon receipt of final valuation. The results of the Company's operations for the Footworks stores have been included in the Company's Consolidated Financial Statements since the acquisition date.

NOTE 3. Debt

Short-term Borrowings

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the "Amended Credit Agreement"). Prior to the July 2005 amendment, the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank's base rate or a LIBOR loan rate plus a margin ranging up to 1.75%. As of December 31, 2004, the Company had no outstanding borrowings and $899,000 of letters of credit outstanding under this agreement.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was either the Bank's base rate or a LIBOR loan rate plus a margin which ranges up to 2.75%. At December 31, 2004, TWC had approximately $304,000 outstanding under this credit agreement and $341,000 of outstanding letters of credit.

         In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance. The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company to $4,000,000 expenditures for 2005 (amount is adjusted annually based on an annual business plan). For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank's base rate (6.75% on 9/30/05) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had three LIBOR loans outstanding on September 30, 2005 at interest rates of 5.27%, 5.29% and 5.34%. The Amended Credit Agreement expires in October 2009. At September 30, 2005, the Company had approximately $12,191,000 outstanding under this credit agreement and $2,409,000 of outstanding letters of credit expiring through October 2008.

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

Redeemable Convertible Notes

         In conjunction with the 2004 acquisition of The Walking Company, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of TWC. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell ("put") 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the "note put rights"). The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

         In order to facilitate the 2004 acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised. The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the "Assigned Group"). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company's common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying statements of operations for the nine months ended September 30, 2004.

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

Notes Payable

         In conjunction with the acquisition of Footworks, described in Note 2, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 are due beginning March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is prime plus .5% or LIBOR plus 2.75% (6.54% at 9/30/05). At September 30, 2005, $389,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.


         Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At September 30, 2005, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At September 30, 2005 and December 31, 2004, $59,000 and $72,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of September 30, 2005 and December 31, 2004, the remaining notes had a balance of $125,000 and $289,000, respectively.

Litigation Contingency

         In July 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC ("BDM") in the Central District of California. The complaint alleges, among other things, breach and wrongful termination of a trademark license agreement. Among other things, BDM seeks $1,500,000 in liquidation damages and attorneys fees. The Company has countersued for breach of contract and trademark infringement. While the Company is diligently evaluating BDM's claims and seeking additional information, it currently believes that BDM's claims lack merit and intends to defend the lawsuit vigorously. At this stage of the dispute, it is premature to assess what, if any, impact the lawsuit might have on the Company's business, financial position, results of operations and cash flows. As of September 30, 2005, the Company has incurred approximately $400,000 of related legal expenses and has recorded a legal accrual of $250,000 to provide for its defense.

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

         The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

                                                       Three Months Ended                       Nine Months Ended
                                                       ------------------                       -----------------
                                                          September 30,                           September 30,
                                                          -------------                           -------------
                                                     2005               2004                2005                2004
                                                     ----               ----                ----                ----
Net income (loss):
As reported                                         $ 1,770,000        $ 1,284,000         $ 1,074,000            $(461,000)
  Add:
    Stock-based
    employee compensation expense included
    in reported net income (loss), net of
    related tax effects.....................                ---                ---                 ---              114,000
  Deduct: Total stock-based   employee
      compensation   expense determined
      under fair value method, net of
      related tax effects...................            (70,000)          (138,000)           (397,000)            (482,000)
                                                    -----------         -----------           ---------           ----------
Pro forma net income (loss)....................     $ 1,700,000         $ 1,146,000           $ 677,000           $(829,000)
                                                    ===========         ===========           =========           =========-

Net income (loss) per share:
 As reported:
   Basic....................................            $  0.19             $  0.14             $  0.12             $ (0.05)
   Diluted..................................            $  0.18             $  0.13             $  0.11             $ (0.05)
 Pro forma:
   Basic....................................            $  0.19             $  0.13             $  0.07             $ (0.10)
   Diluted..................................            $  0.18             $  0.12             $  0.07             $ (0.10)

Antidilutive options........................          1,597,000           1,518,000           1,570,000                   --


NOTE 5. Stockholders' Equity

         In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of September 30, 2005, the Company had repurchased 1,634,498 shares totaling $8,913,000. As of December 31, 2004, the Company had repurchased 1,529,998 shares totaling $8,228,000.

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

         The Big Dog Sportswear business includes the Company's 176 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

         The Walking Company business includes the Company's 87 Walking Company and Footworks stores located primarily in leading retail malls.

         The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store's contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the three and nine months ended September 30, 2005 and 2004 (with The Walking Company's results being reported only for the period from the March 3, 2004 acquisition date):

                                                      Big Dog Sportswear       The Walking Company             Total
                                                    -----------------------------------------------------------------


Three months ended September 30, 2005
-------------------------------------
Sales                                                      $ 25,550,000        $ 19,359,000                 $ 44,909,000
Net Income (Loss)                                          $  1,780,000        $    (10,000)                $  1,770,000
Total assets                                               $ 39,670,000        $ 43,763,000                 $ 83,433,000

Three months ended September 30, 2004
-------------------------------------
Sales                                                      $ 26,688,000        $ 16,007,000                 $ 42,695,000
Net Income (Loss)                                          $  1,465,000        $   (181,000)                  $1,284,000
Total assets                                               $ 44,777,000        $ 24,652,000                 $ 69,429,000

Nine months ended September 30, 2005
------------------------------------
Sales                                                      $ 62,292,000        $ 57,403,000                 $119,695,000
Net Income                                                 $    680,000        $    394,000                 $  1,074,000
Total assets                                               $ 39,670,000        $ 43,763,000                 $ 83,433,000

Nine months ended September 30, 2004
------------------------------------
Sales                                                      $ 66,431,000        $ 39,188,000                 $105,619,000
Net Loss                                                   $  (383,000)        $    (78,000)                $   (461,000)
Total assets                                               $ 44,777,000        $ 24,652,000                 $ 69,429,000


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

RESULTS OF OPERATIONS

Factors Affecting Comparability

As previously explained, the Company acquired The Walking Company on March 3, 2004. Additionally, the Company acquired Footworks on August 31, 2005 as discussed in Note 2. As a result, period-to-period comparisons may not be meaningful. See Note 2 to the Consolidated Financial Statements.

Three Months Ended September 30, 2005 and 2004

         NET SALES. Net sales consist of sales from the Company's stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $44.9 million for the three months ended September 30, 2005 from $42.7 million for the same period in 2004, an increase of $2.2 million, or 5.2%. The increase was attributable to $2.0 million related to a 13.1% increase in comparable store sales for TWC, $0.7 million related to the acquisition of Footworks, and $0.6 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes the closure of stores netted against new stores opened in the period, and a $0.1 million increase in the Company's TWC catalog/Internet business. The increases were offset by $0.4 million attributable to a 1.6% decrease in Big Dog Sportswear comparable store sales for the period, $0.8 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores since the Company purchased TWC out of bankruptcy in March 2004. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. Increased hurricane activity this quarter, including Hurricane Katrina, impacted a number of Company stores on a short-term basis. In addition, two stores remain temporarily closed. Losses as a result of these store closures are covered under the Company's insurance policy and are not anticipated to have a significant effect on the Company's results of operations.

         GROSS PROFIT. Gross profit increased to $25.3 million for the three months ended September 30, 2005 from $23.4 million for the same period in 2004, an increase of $1.9 million, or 8.1%. As a percentage of net sales, gross profit increased to 56.3% in the three months ended September 30, 2005 from 54.9% for the same period in 2004. TWC's gross profit increased in the three months ended September 30, 2005 to 50.9% compared to 49.7% for 2004. The 1.2% increase was primarily attributable to improved merchandising (including merchandise selection and pricing). The Big Dogs' gross profit increased to 60.4% in the three month period ended September 30, 2005 from 58.0% in the same period in 2004. The 2.4% increase was primarily due to less promotional sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $20.1 million in the three months ended September 30, 2005 from $19.4 million for the same period in 2004, an increase of $0.7 million, or 3.6%. As a percentage of net sales, selling, marketing and distribution expenses decreased to 44.7% in the three months ended September 30, 2005 from 45.4% for the same period in 2004. TWC's selling, marketing and distribution expenses decreased in the three months ended September 30, 2005 to 45.7% compared to 46.7% for 2004. The 1.0% decrease was attributable to spreading the expenses over a larger sales base. The Big Dogs' selling, marketing and distribution expenses decreased in the three month period ended September 30, 2005 to 43.9% from 44.5% in the same period in 2004. The 0.6% decrease is primarily attributable to the net closure of 12 Big Dogs stores since September 30, 2004.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $2.2 million for the three months ended September 30, 2005 from $1.8 million for the same period in 2004. As a percentage of net sales, these expenses increased to 4.9% in the three months ended September 30, 2005 from 4.2% for the same period in 2004. The increase in general and administrative expenses is primarily related to legal fees incurred related to pending litigation. See Part II. ITEM 1: LEGAL PROCEEDINGS.

         INTEREST INCOME. Interest income for the three month periods ended September 30, 2005 and 2004 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

         INTEREST EXPENSE. Interest expense remained constant at $0.2 million for the three month periods ended September 30, 2005 and 2004.

         INCOME TAXES. The Company recorded income tax expense at its historical effective income tax rate of 38.0%.

Nine Months Ended September 30, 2005 and 2004

         NET SALES. Net sales increased to $119.7 million for the nine months ended September 30, 2005 from $105.6 million for the same period in 2004, an increase of $14.1 million, or 13.4%. The increase was primarily related to the acquisition of TWC and Footworks, which accounted for an increase in net sales of $11.3 million. In addition, an increase of $5.8 million was attributable to a 15.5% increase in comparable store sales for TWC subsequent to the acquisition, $0.9 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes the closure of stores netted against new stores opened in the period, a $0.2 million increase in the Company's TWC catalog/Internet business and a $0.2 million increase in the Company's Big Dog Sportswear catalog/Internet business. The increases were offset by $1.7 million attributable to a 2.9% decrease in Big Dog Sportswear comparable store sales for the period, $1.8 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.8 million attributable to a decrease in the Company's Big Dog Sportswear wholesale business. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores since the Company purchased TWC out of bankruptcy in March 2004. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. The Company closed its wholesale division in the second quarter of 2004. Increased hurricane activity this quarter, including Hurricane Katrina, impacted a number of Company stores on a short-term basis. In addition, two stores remain temporarily closed. Losses as a result of these store closures are covered under the Company's insurance policy and are not anticipated to have a significant effect on the Company's results of operations.

         GROSS PROFIT. Gross profit increased to $66.2 million for the nine months ended September 30, 2005 from $57.7 million for the same period in 2004, an increase of $8.5 million, or 14.7%. As a percentage of net sales, gross profit increased to 55.3% in the nine months ended September 30, 2005 from 54.6% for the same period in 2004. TWC's gross profit increased in the nine months ended September 30, 2005 to 51.2% compared to 49.8% for 2004. The 1.4% increase was primarily attributable to improved merchandising (including merchandise selection and pricing). The Big Dogs' gross profit increased to 59.1% for the nine month period ended September 30, 2005 compared to 57.5% for the same period in 2004. The 1.6% increase was primarily due to less promotional sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

         SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $57.6 million in the nine months ended September 30, 2005 from $52.4 million for the same period in 2004, an increase of $5.2 million, or 9.9%. The $5.2 million increase is primarily related to the acquisition of The Walking Company on March 3, 2004. As a percentage of net sales, these expenses decreased to 48.2% in the nine months ended September 30, 2005 from 49.6% in the same period in 2004, a decrease of 1.4%. The decrease is primarily related to spreading the expenses over a larger sales base and the net closure of 12 Big Dog stores since September 30, 2004.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6.2 million for the nine months ended September 30, 2005 from $5.5 million for the same period in 2004. As a percentage of net sales, these expenses remained constant at 5.2% for the nine months ended September 30, 2005 and 2004.

         OTHER INCOME. Other income of $0.1 million in 2004 is the discount from early debt extinguishment of the redeemable convertible notes related to The Walking Company acquisition.

         INTEREST INCOME. Interest income for the nine month periods ended September 30, 2005 and 2004 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

         INTEREST EXPENSE. Interest expense remained constant for the nine month periods ended September 30, 2005 and 2004 at $0.6 million.

         INCOME TAXES. For the nine months ended September 30, 2005, the Company recorded income tax expense at its historical effective income tax rate of 38.0%. For the nine months ended September 30, 2004, the Company recorded an income tax benefit at its historical effective income tax rate of 38.0%. The Company fully realized this 2004 benefit due to seasonal net income in the fourth quarter as discussed in "Seasonality" below.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2005, the Company's primary uses of cash were for merchandise inventories, the acquisition of Footworks, income tax payments, capital expenditures and general operating activity. The Company satisfied its cash requirements from existing cash balances, short-term borrowings under its line of credit agreements and other borrowings.

         Cash used in operating activities was $7.9 million and $12.6 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in cash used in operating activities is principally due to an increase in accounts payable and other liability balances at September 30, 2005, which is partially offset by an increase in inventory purchases in the 2005 period.

         Cash used in investing activities was $7.4 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively. Of the cash used in investing activities in 2005, $4.1 million relates to the acquisition of Footworks, 7 new TWC store openings, 2 new Big Dog Sportswear store openings, retrofitting existing stores and corporate additions. Of the cash used in investing activities in 2004, $1.6 million relates to the acquisition of The Walking Company.

         Cash provided by financing activities was $11.0 million in the nine months ended September 30, 2005 compared to $7.1 million in the same period in 2004. The increase is primarily due to increased cash borrowings under the lines of credit.

         In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the "Amended Credit Agreement"). Prior to the July 2005 amendment, the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company's ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company's assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank's base rate or a LIBOR loan rate plus a margin ranging up to 1.75%. As of December 31, 2004, the Company had no outstanding borrowings and $899,000 of letters of credit outstanding under this agreement.

         In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was either the Bank's base rate or a LIBOR loan rate plus a margin which ranges up to 2.75%. At December 31, 2004, TWC had approximately $304,000 outstanding under this credit agreement and $341,000 of outstanding letters of credit.

         In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance. The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company to $4,000,000 expenditures for 2005 (amount is adjusted annually based on an annual business plan). For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank's base rate (6.75% on 9/30/05) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had three LIBOR loans outstanding on September 30, 2005 at interest rates of 5.27%, 5.29% and 5.34%. The Amended Credit Agreement expires in October 2009. At September 30, 2005, the Company had approximately $12,191,000 outstanding under this credit agreement and $2,409,000 of outstanding letters of credit expiring through October 2008.

         In conjunction with the acquisition of Footworks, described in Note 2, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 are due beginning March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is prime plus .5% or LIBOR plus 2.75% (6.54% at 9/30/05). At September 30, 2005, $389,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

         Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At September 30, 2005, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

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

         As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At September 30, 2005 and December 31, 2004, $59,000 and $72,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of September 30, 2005 and December 31, 2004, the remaining notes had a balance of $125,000 and $289,000, respectively.

         The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

COMMITMENTS AND OBLIGATIONS

         As of September 30, 2005, we had the following obligations, net of interest:

                             Total Amounts       Less than 1
                               Committed             year           1 to 3 years         4 to 5 years          Over 5 years
                           ----------------    ---------------    ---------------     ----------------      ----------------
Debt:
  Revolving lines of
    credit                      $12,191,000        $12,191,000        $         -          $         -           $         -
  Notes payable                   6,000,000          1,389,000          3,333,000            1,278,000                     -
  Priority tax claims               184,000             59,000            120,000                5,000                     -

Contractual Obligations:
  Operating leases               93,997,000         24,150,000         35,571,000           19,466,000            14,810,000
  Capital leases                    251,000            168,000             83,000                    -                     -

Other Commercial Commitments:
  Letters of credit               2,409,000            409,000          2,000,000                    -                     -
                            ----------------    ---------------    ---------------      ---------------        --------------

Total Commitments              $115,032,000        $38,366,000        $41,107,000          $20,749,000           $14,810,000
                             ==============       ============       ============         ============          ============


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

ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. In the normal course of business, the financial position and results of operations of the Company are subject to market risk associated with interest rate movements on borrowings. Currently, the Company's credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and indexed based on Prime or LIBOR. Additionally, the Company has a term loan with an interest charge indexed based on Prime or LIBOR. The Company's market risk on interest rate movements will increase based on higher borrowing levels. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 4:

                             CONTROLS AND PROCEDURES

         At September 30, 2005, the Company completed an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

PART II.          OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

                  In July 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC ("BDM") in the Central District of California. The complaint alleges, among other things, breach and wrongful termination of a trademark license agreement. Among other things, BDM seeks $1.5 million in liquidation damages and attorneys fees. The Company has countersued for breach of contract and trademark infringement. While the Company is diligently evaluating BDM's claims and seeking additional information, it currently believes that BDM's claims lack merit and intends to defend the lawsuit vigorously. At this stage of the dispute, it is premature to assess what, if any, impact the lawsuit might have on the Company's business, financial position, results of operations and cash flows. As of September 30, 2005, the Company has incurred $0.4 million of related legal expenses and has recorded a legal accrual of $0.3 million to provide for its defense.

                  In addition, from time to time the Company is involved in pending or threatened litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse impact on its operations or financial condition.


ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  In August, 2005 the Company repurchased 85,000 shares of its common stock.

                                                                          Total Number
                                                                            of Shares
                                                                          Purchased as      Dollar Value
                                                                             Part of        that May Yet
                                       Total Number        Average          Publicly        be Purchased
                                         of Shares        Price Paid        Announced        Under the
                                         Purchased        per Share           Plan            Plan (1)
                                      ----------------   -------------    --------------   ---------------
                     7/1/2005 -
                      7/31/2005                     -               -         1,549,498        $1,636,000

                     8/1/2005 -
                      8/31/2005                85,000          $ 6.45         1,634,498        $1,087,000

                     9/1/2005 -
                      9/30/2005                     -               -         1,634,498        $1,087,000

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

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5:           OTHER INFORMATION
                  Not applicable

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                  10.1 Term Loan Note, dated August 31, 2005, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog USA, Inc. and The Walking Company, as borrowers.

                  10.2 Promissory Note Secured by Letter of Credit, dated August 31, 2005, among the lenders signatory thereto, Bianca of Nevada, Inc., as payee, and The Walking Company, as maker.

                  31.1  Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2  Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K

                        On August 4, 2005 the Company filed a Form 8-K to disclose second quarter financial results.

                        On August 31, 2005 the Company filed a Form 8-K to announce The Walking Company had completed its acquisition of the Footwooks Division of Bianca of Nevada, Inc.

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BIG DOG HOLDINGS, INC.


November 14, 2005                        /s/ ANDREW D. FESHBACH
                                         ----------------------
                                         Andrew D. Feshbach
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


November 14, 2005                        /s/ ROBERTA J. MORRIS
                                         ---------------------
                                         Roberta J. Morris
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)