Form 10-K
period 2005-12-31
BIG DOG HOLDINGS INC
filed 2006-03-31
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-22963

BIG DOG HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-1868665
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER INCORPORATION
OR ORGANIZATION)	IDENTIFICATION NO.)

121 GRAY AVENUE, SANTA BARBARA, CALIFORNIA	93101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

(805) 963-8727
(REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the close of business on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $15,873,000 based upon the closing price $6.25 on NASDAQ on such date. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders are deemed to be held by non-affiliates.

As of the close of business on March 1, 2006, the registrant had 9,096,332 shares of common stock outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART I

ITEM 1.	BUSINESS

Unless the context indicates otherwise, when this Annual Report on Form 10-K refers to “we,” “us” or “the Company,” we are referring to Big Dog Holdings, Inc. and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

Big Dog Holdings, Inc. is the parent company of two retail chains, Big Dog USA, Inc. (“Big Dogs”) and The Walking Company (“TWC”). Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including active wear, casual sportswear, accessories and gifts. TWC is the leading specialty retailer of authentic comfort footwear and accessories.

The Company’s Big Dogs products were first sold in 1983 and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS® brand and related assets. Following the acquisition of Big Dogs, the Company initiated a strategy of leveraging the brand through dramatic expansion of the Big Dog’s product line and rapid growth in our retail stores. The number of Big Dog stores has grown from 5 in 1993 to 176 as of December 31, 2005. After early years of rapid growth, Big Dogs has reached a level of maturity in the number of stores and breadth of products. In recent years the Company has focused on profitability and brand management for Big Dogs.

In March 2004, the Company, through a newly formed subsidiary, acquired substantially all of the assets of TWC out of bankruptcy. TWC is the leading specialty retailer of authentic comfort footwear, operating 92 specialty stores as of December 31, 2005 in premium malls across the nation. TWC sells high-quality, technically designed comfort footwear and accessories from around the world to both men and women. During 2005, the Company added to the TWC chain through the acquisition of Footworks. Footworks operated a chain of seven comfort footwear stores in strategic locations, including several locations on the Las Vegas Strip. Substantially all of such stores are being converted to TWC stores. Subsequent to year ended December 31, 2005, the Company acquired assets of Steve’s Shoes, Inc. out of bankruptcy. Steve’s Shoes, Inc. operated a chain of comfort footwear stores throughout the US under the names Steve’s Shoes, Overland Trading Company and Sole Outdoor. TWC has acquired 37 stores from such chain, a large majority of which are to be converted to TWC stores.

BUSINESS OF BIG DOGS

BIG DOGS® is an All-American, family-oriented brand that we believe has established a unique niche in its dedication to providing quality, value and fun. Our products are centered around the signature BIG DOGS® name, logo and “Big Dog” characters and are designed to appeal to a broad range of customers. The BIG DOGS® brand conveys a sense of fun, humor and a “Big Dog attitude,” whereby each customer can feel that he or she is a “Big Dog.” The Big Dog attitude and sense of fun are brought to life through our graphic capabilities that portray the Big Dog characters in a number of engaging, positive and inspiring situations and activities. The Big Dog attitude is further defined by a number of slogans such as “If You Can't Run with the Big Dogs Stay on the Porch”®, “Large and In Charge” and “Attitude is Everything.” These graphics and slogans combine a bold, spirited attitude with wry, lighthearted humor. The appeal of the brand is further strengthened through a customer's personal identification with particular sports and other activities depicted in these graphics. In addition to our focus on fun, Big Dogs develops customer loyalty and enhances its brand image by providing a consistently high level of quality at moderate price points. We accomplish this primarily through (i) selling our own brand directly to the consumer, (ii) low-cost product development, and (iii) sourcing high-volume/low-cost basic apparel with limited fashion risk.

The BIG DOGS® brand is designed to appeal to men, women and children of all ages, particularly baby boomers and their kids, especially when they are engaged in leisure or recreational activities. We develop our apparel products, which include a wide variety of basic apparel and related products, with an emphasis on being functional rather than fashion-forward or trendy. These apparel products include graphic T-shirts, shorts, knit and woven shirts, fleece items, loungewear and boxer shorts. In addition to its BIG DOGS® line of activewear and casual sportswear for men and women, we have a LITTLE BIG DOGS® line of infants' and children's apparel and a BIG BIG DOGS® line of big-size apparel. We also sell a line of non-apparel products, including plush animals, stationery and pet products, which feature Big Dog graphics and are developed to complement our apparel.

We reinforce our brand image by distributing BIG DOGS® products primarily through our own retail stores. This distribution strategy enables us to present a complete selection of our merchandise in a creative and fun environment. In addition, this strategy enables us to more effectively reach our target customers by locating stores in tourist-oriented and other casual environments where we believe our products have their highest appeal. We operate our retail stores primarily in outlet malls. In addition to our retail stores, we market our products through other channels, including our catalog and corporate sales accounts, website and licensing opportunities.

BUSINESS STRATEGY

Promote the Big Dog Spirit of Fun. A key and unique element in our Big Dogs brand image is the focus on fun. This spirit of fun revolves around our Big Dog character that has broad appeal to men, women and children of all ages. We foster this spirit by creating positive, humorous, topical and inspiring graphics and slogans that we apply to our merchandise. More than just a logo, “the Big Dog” represents the leader, athlete, child, comedian, musician, boss, traveler, parent and dog lover that a wide range of customers can identify with. Big Dog products are fun, not only because of their graphics and slogans, but also because they are designed for recreational, sports and leisure activities and make ideal gifts. Our focus on fun is further enhanced by the lively, enjoyable atmosphere in our retail stores and is also reflected in our catalog, website and marketing promotions and activities.

Deliver High Quality at a Good Value. Big Dogs' products are constructed using high-quality fabrics and other materials. Many of our products feature unique graphics characterized by advanced print techniques, as well as unique appliqués and embroideries on many of our apparel products. We believe this combination of quality fabrics and graphics in our apparel products provides the customer with a product that has an exceptional look and feel. We are able to deliver this level of quality at reasonable prices primarily as a result of (i) selling our own brand direct to the consumer, (ii) low-cost product development, (iii) sourcing of basic apparel, and (iv) low marketing costs. We believe that delivering quality and value is instrumental in generating customer appeal and brand loyalty for our products, particularly those that do not prominently feature Big Dog graphics.

Enhance Functional Products with Graphics. Big Dogs develops functional rather than fashion-forward products. We believe we have a special competency in creating distinctive, popular graphics which we use to differentiate our products from those of our competitors. We have developed a broad assortment of classic, functional clothing (“basics”) in traditional, less fashion-forward colors. Our focus on basics and our ability to leverage our graphics across multiple product categories have allowed us to eliminate the need for a traditional buyer or design staff, and thereby lower our product development costs compared to most fashion apparel companies. Furthermore, since our graphics are added in the last stage of production, we are able to be more responsive to customer preferences while also lowering our inventory risk.

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

Maintain Controlled Distribution. We sell our products primarily through our own stores and, to a lesser extent, through our catalog and website. By selling direct to customers, we are able to present our complete line of merchandise in a creative and fun environment. This also allows us to target our customers more precisely by locating stores in tourist-oriented and other high-traffic areas where we believe consumers are more likely to be of the mind to purchase Big Dogs’ fun, casual apparel. Selling direct to the consumer also allows us (i) to enhance our margins while still providing customer value, (ii) to be more responsive to customer feedback, especially with regard to new product development, (iii) to reduce the need to build brand awareness through large-scale media advertising, and (iv) to collect customer names for our catalog through in-store sign-ups.

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

Emphasize Grassroots Marketing. We believe Big Dogs’ most effective marketing is by the products themselves and their presentation in our retail stores, catalog and website. As a result, we have spent relatively little on advertising. Also important to our marketing strategy is our targeted “grassroots” marketing activities. These activities include local and charity sponsorships (such as high school sports teams) and community-oriented promotional events (such as the Company's annual dog parade in Santa Barbara).

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

Our apparel products are manufactured from premium cotton, or, in some instances, cotton/synthetic blends. Big Dogs' apparel is characterized by quality fabrics, construction and embellishments, and is distinguished from other apparel lines by the BIG DOGS® name, dog logo, graphics and slogans. In addition to our distinctive graphics, we believe we have achieved recognition for the quality and performance of our products.

The majority of our products range from between $4 and $45. The following table sets forth the approximate contribution that each of our product categories made to total net sales in our retail stores for the year ended December 31:

	% OF RETAIL STORE* NET SALES YEARS ENDED DECEMBER 31,
	2005	2004	2003
Adult Apparel and Accessories	54.4%	53.9%	53.0%
Big-size Apparel	26.1	23.7	22.8
Infants' and Children's Apparel and Accessories	14.3	16.8	18.7
Non-Apparel Products	5.2	5.6	5.5

Total	100.0%	100.0%	100.0%
*Does not include catalog, wholesale and internet sales, which are skewed toward larger sizes.

Adult Apparel and Accessories. Big Dogs sells a complete line of adult unisex activewear and casual sportswear. We offer screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors that prominently display the Big Dogs graphics and slogans. In addition, we offer shorts, knit and woven casual shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, all of which feature print designs or simply the BIG DOGS® name and/or dog logo. Our adult apparel line primarily focuses on basic items that recur with relatively minor variation from season-to-season and year-to-year. While certain of our classic, popular items and graphics have been in the Big Dogs line with very little change for over 10 years, we introduce new apparel and other products throughout the year to ensure that the merchandise assortments are consistent with the top sellers within our competitive market.

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

Big-Size Apparel. We believe the BIG DOGS® image and the positive emphasis the brand gives to being a “Big Dog” have a unique appeal to consumers who wear big sizes. Our BIG BIG DOGS® category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors that prominently display the Big Dogs graphic themes and slogans. In addition, we offer shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS® name and/or dog logo. We sell our BIG BIG DOGS® line primarily through our retail stores, catalog and website.

Infant’s and Children’s Apparel and Accessories. The LITTLE BIG DOGS® line includes infants, toddlers, kids and youth sizes. Products in this line include graphic T-shirts, shirts, fleece items, infant and toddler one-pieces, boxer shorts, dresses and shorts, virtually all of which feature distinctive graphics. The graphics and fabrics of this line are designed to mirror many of the more popular graphics and fabrics in the BIG DOGS® adult line in order to encourage family purchases and leverage overall product development costs. We sell our LITTLE BIG DOGS® line primarily through our retail stores, catalog and website. Our sales of children’s apparel have decreased somewhat in recent years, primarily due to increased competitive pressure in that category in pricing and from the mass market.

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

MARKETING

Big Dogs strives to maintain a consistent brand image through the coordination of our merchandising, marketing and sales efforts. The goal of our marketing efforts is to present a distinctive image of quality, value and fun that consumers will associate with our products and thereby enhance the BIG DOGS® brand image. The BIG DOGS® brand image has been developed with relatively little advertising, as we believe it’s most effective marketing is its products themselves and their presentation in our retail stores, catalog and website. Our catalog and website serve not only as a means of product distribution, but also as key marketing pieces for our retail stores.

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

In 2005, our retail stores contributed approximately 94% of Big Dog Sportswear total net sales. As of December 31, 2005, we operated a total of 176 stores, 175 stores in 38 states and 1 store in Puerto Rico. Big Dogs stores are typically located in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in a fun, relaxed state of mind. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of Big Dogs stores located in each state and territory as of December 31, 2005:

State	No. of Stores	State	No. of Stores

Alabama	1	Michigan	6
Arizona	6	Minnesota	4
California	32	Mississippi	3
Colorado	5	Missouri	7
Connecticut	1	Nevada	3
Delaware	2	New Hampshire	2
Florida	13	New Jersey	1
Georgia	6	New Mexico	1
Hawaii	1	New York	4
Idaho	2	North Carolina	5
Illinois	3	Ohio	4
Indiana	3	Oregon	5
Iowa	1	Pennsylvania	8
Kansas	3	South Carolina	5
Kentucky	1	Tennessee	7
Louisiana	2	Texas	9
Maine	1	Virginia	2
Maryland	5	Washington	5
Massachusetts	3	Wisconsin	3

U.S. Territory	No. of Stores

Puerto Rico	1

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

Our Big Dogs store operations are managed by a Senior Vice President—Retail, Director of Retail Operations, 5 regional managers and 25 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance our customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, we have implemented employee training and incentive programs and encourage our sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. We believe our commitment to customer service enhances our ability to generate repeat business and to attract new customers. We also believe that the fun nature of our products create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

NON-RETAIL DISTRIBUTION

Non-retail distribution channels, which include catalog and internet sales, represents approximately 6% of Big Dog Sportswear total net sales in 2005.

Catalog and Internet. In addition to generating their own sales, our catalog and website serve as key marketing pieces for our products and stores. Our catalog and Internet sales in 2005 were approximately $5.7 million, or approximately 6% of Big Dog Sportswear total net sales. Such sales have had growth in recent years, on a relatively small base. We have the benefit of being able to develop names for our mailing list through our retail store chain, which has been the primary source for such list.

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

Big Dogs’ domestic sourcing is primarily limited to graphic T-shirts. Our graphic T-shirt business is managed in-house. This includes management of screen printing art and blanks, but not the actual screen-printing operations which are outsourced. The majority of our other products, excluding T-shirts, are manufactured overseas, primarily in Asia, the Middle East and Turkey. In order to reduce our exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, we utilize a diverse group of vendors. We source the majority of our product from trading companies. Through these trading companies and directly, we source from approximately 65 unaffiliated vendors, including over 35 foreign vendors in a number of countries. In order to enhance our sourcing flexibility, we use trading companies rather than operate our own foreign sourcing office. These trading companies assist us in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. We do not have supply contracts with any of our suppliers. Although the loss of major suppliers could have a significant effect on our immediate operating results, since we are focused on basic apparel, we believe alternate sources of merchandise for most product categories are available at comparable prices and that we could replace these suppliers without any long-term adverse effect.

We forecast Big Dogs’ production requirements to secure necessary manufacturing capacity and quota. Since our foreign manufacturers are located at greater geographic distances from us than our domestic manufacturers, we generally allow greater lead-times for foreign orders. However, due to our focus on widely available basics rather than fashion items, we believe these lead times do not present significant risks.

Quality Control. Our quality control program is designed to ensure that all goods bearing BIG DOGS® trademarks meet our standards. With respect to our products, Big Dogs, through its employees and sourcing agents, develops and inspects prototypes of each product prior to manufacture. For apparel products, Big Dogs, through its employees and sourcing agents, inspects the prototypes and fabrics prior to cutting by the contractors, establishes fittings based on the prototype and inspects samples. We or our sourcing agents inspect the final product prior to shipment to our warehouse or at the warehouse prior to payment.

BUSINESS OF TWC

TWC is a chain of specialty retail stores selling high-quality, technically designed comfort footwear and accessories from around the world to both men and women, including such brands as ECCO®, Mephisto®, Dansko®, Merrell® and Birkenstock®.

TWC was founded in 1991 and grew rapidly from a base of 20 stores in 1995 to over 100 stores in 2003.  As a result of its rapid expansion, TWC made certain real estate and merchandising mistakes and eventually declared bankruptcy in July 2003.  The bankruptcy process allowed TWC to reject its non-performing stores and liquidate excess and obsolete inventory.

Having purchased the assets of TWC out of bankruptcy in March 2004, the Company has re-focused TWC’s operations on its original core business of operating specialty stores in premium malls selling the best brands in the comfort shoe category.  We acquired the business of TWC based on, among other factors, our favorable assessment of its market niche, the favorable demographics of that market, and an anticipated ability to realize efficiencies and increase profitability by utilizing the retail store expertise of the Company and by consolidating TWC’s corporate overhead operations with those of the Company. The footwear products sold by TWC appeal to a large and growing demographic.

During 2005, the Company added to the TWC chain through the acquisition of Footworks. Footworks operated a chain of seven comfort footwear stores in strategic locations, including several locations on the Las Vegas Strip. Substantially all of such stores are being converted to TWC stores.

In January 2006, the Company acquired assets of Steve’s Shoes, Inc. out of bankruptcy. Steve’s Shoes operated a chain of comfort footwear stores throughout the US under the names Steve’s Shoes, Overland Trading Company and Sole Outdoor. TWC has acquired 37 stores from such chain, a large majority of which are to be converted to TWC stores. A few of these acquired stores have short remaining lease terms or overlap with TWC stores, and TWC is in the process of negotiating such leases.

BUSINESS STRATEGY

Offer the Best Brands from Around the World. TWC seeks out and offers to its customers shoe brands that are of high quality, integrate comfort features, and are not widely distributed. TWC feature a number of European and other foreign comfort shoe brands not widely found in other US shoe retailers.

Authentic Comfort™. Each brand carried integrates comfort features such as shock absorbing EVA midsoles, hydrophobic foam insoles, waterproof leathers, anatomically contoured footbeds, and roomy toe boxes that follow the shape of the foot.

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

The majority of our footwear products range from between $80 and $150. The following table sets forth the approximate contribution made to total net sales in our retail stores for the year ended December 31, 2005:

	% OF RETAIL STORE* NET SALES YEARS ENDED DECEMBER 31,
	2005	2004
Women’s footwear	54.2%	52.5%
Men’s footwear	30.0	32.7
Accessories	15.8	14.8

Total	100.0%	100.0%

MARKETING

Historically, TWC lacked a coherent marketing strategy for THE WALKING COMPANY brand. A significant focus of the Company’s efforts since its acquisition of TWC has been the development of an effective, coherent marketing image and strategy. This strategy is being implemented through consistent store design and image, collateral materials (in-store posters, etc.), and development of brand-identifying trademarks and slogans (Authentic Comfort™, The Best Brands From Around the World, etc.) Such strategy is also being effected with relatively little media advertising, as we believe TWC’s most cost-effective marketing is through its stores themselves and our catalog and website. In addition, many of the brands we feature engage in their own media advertising, which acts to supports our stores. TWC is also able to leverage its marketing dollars by co-marketing with the companies whose brands it sells and with the malls in which it has stores.

RETAIL STORES

In 2005, our retail stores contributed nearly 100% of TWC total net sales. As of December 31, 2005, we operated a total of 92 stores in 27 states and the District of Columbia. TWC stores are typically located in leading regional malls in prosperous urban areas where the Company believes demographics are favorable. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, rent and operating costs, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of TWC stores located in each state as of December 31, 2005. TWC stores average approximately 1300 square feet.

State	No. of Stores	State	No. of Stores
Arizona	1	Michigan	3
California	19	Minnesota	1
Colorado	2	Missouri	1
Connecticut	2	Nevada	6
Delaware	1	New Jersey	2
District of Columbia	1	New York	2
Florida	9	North Carolina	3
Georgia	3	Ohio	3
Hawaii	2	Oregon	3
Illinois	4	Pennsylvania	2
Indiana	2	South Carolina	1
Louisiana	1	Texas	1
Maryland	3	Virginia	4
Massachusetts	5	Washington	5

See “Business of TWC” above regarding recent store acquisitions.

Our TWC store operations are managed by a Senior Vice President - Retail, Vice President - Retail, Director of Stores, a Western Regional Manager, 10 district managers, and 2 district training coordinators. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance the TWC customer’s shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish TWC from its competition. In this regard, we (and the companies whose shoe brands we feature) provide instructive seminars and training to our staff to educate them on the technical quality of our shoes and to allow them to guide our customers to the products that best meet their comfort needs. We believe our commitment to knowledgeable customer service enhances our ability to generate repeat business and to attract new customers.

SOURCING

Domestic and International Sourcing. TWC sources its product from a number of selected and approved brands located in the United States and abroad. No one brand represents more than 10% of the Company’s consolidated sales. TWC does not own or operate any manufacturing facilities. Occasionally, the Company goes directly to the manufacturer and has a shoe made to TWC specifications.

BIG DOGS AND TWC OPERATIONS

MANAGEMENT INFORMATION SYSTEMS

The Company is committed to utilizing technology to enhance its competitive position. We have put in place computer hardware, systems applications and networks that are the same as those used by a number of large retailers. These systems support the sales and distribution of products to our stores and customers and improve the integration and efficiency of our domestic and foreign sourcing operations. The Company’s management information system (“MIS”) provides integration of store, merchandising, distribution and financial systems. These systems include stock keeping unit (“SKU”) and classification inventory tracking, purchase order management, open-to-buy, merchandise distribution, automated ticket making, general ledger, sales audit, accounts payable, fixed asset management, payroll and integrated financials. These systems operate on an IBM AS 400 platform and a Microsoft NT server network and utilize Island Pacific software. Our point-of-sale (“POS”) system consists of registers providing price look-up, e-mail and credit card and check authorization. Through automated two-way communication with each store, sales information, e-mail and timekeeping information are uploaded to the host system, and receiving, price changes and systems maintenance are down-loaded through the POS devices. Sales are updated daily in the merchandising report systems by polling sales from each store's POS terminals. We evaluate information obtained through daily polling, including a daily tracking of gross margin, to implement merchandising decisions regarding reorders, markdowns and allocation of merchandise. Catalog operations are also supported by MIS applications from an established vendor, designed specifically to meet the unique requirements of this business. These applications include customer service phone center, order processing and mailing list maintenance.

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

TRADEMARKS

The Company utilizes a variety of trademarks which it owns; including the U.S. registered trademarks BIG DOGS®, BIG DOG SPORTSWEAR®, dog logo, BIG DOG®, LITTLE BIG DOGS®, BIG BIG DOGS®, THE WALKING COMPANY®, and FOOTWORKS®. In addition, we have registered certain of our trademarks or have registration applications pending in over 22 other countries. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in the marketing of our products. Like most popular brands, from time to time in the course of business we discover products or businesses in the marketplace that we believe infringe upon our trademark rights. In addition, in regard to Big Dogs, companies occasionally claim that a certain product or graphic of ours infringes on their intellectual property rights (sometimes in regard to our parodies of other’s trademarks that we do as part of the Big Dogs sense of fun). We vigorously protect our trademarks and defend ourselves against claims of others. Actions against infringers include the use of cease and desist letters, administrative proceedings and lawsuits.

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

TWC competes primarily with small independent specialty shoe retailers (“mom & pop” operators), small shoes chains and also department store operators such as Nordstrom and Federated. We believe that due to the relatively high price points for the shoes TWC offers and the high-level of customer service required to effectively sell the technical comfort benefits of such shoes, the big-box, mass-market retailers do not present a significant potential competitive threat to TWC.

Some of the Company’s competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company.

EMPLOYEES

At March 1, 2006, we had approximately 1,000 full-time and 1,100 part-time employees. Our need for part-time retail employees fluctuates significantly based on seasonal needs. No employees are covered by collective bargaining agreements.

AVAILABLE INFORMATION

Big Dogs’ website is www.bigdogs.com and TWC’s website is at www.thewalkingcompany.com. We make available free of charge through our www.bigdogs.com website the Company’s annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practical after electronically filing such reports with the Securities and Exchange Commission. This website is intended to be an inactive textual reference only and none of the information contained in our website is part of this report or is incorporated in this report by reference.

ITEM 1a.	RISK FACTORS

See discussion of Risk Factors in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1b.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are in leased offices comprising approximately 24,000 square feet in Santa Barbara, California. This lease expires July 2011, with two options to extend for another 5 years. Our distribution facility is located in Santa Fe Springs, California in a building comprising approximately 143,000 square feet under a lease that expires in January 2008. We have an option to extend this lease for 5 years. Additionally, the TWC merchandising department is in an office comprising approximately 7,000 square feet in Westlake, California. This lease expires in September 2006.

We lease all of our store locations. Big Dogs store leases are typically for an initial term of 5 years with a 5-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels. In recent years, we have negotiated shorter-term renewals for Big Dogs stores in malls where we perceive a risk of declining sales. See “Item 1. BUSINESS - RETAIL STORES.” TWC stores typically have longer terms, as required by leading mall developers.

ITEM 3.	LEGAL PROCEEDINGS

In July 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC (“BDM”) in the Central District of California. The complaint alleges, among other things, breach and wrongful termination of a trademark license agreement, and claims attorneys fees.  While we are diligently evaluating BDM’s claims and seeking additional information, we currently believe that BDM’s claims lack merit and intend to defend the lawsuit vigorously. At this stage of the dispute, we believe any impact of the lawsuit will not be material to our business, financial position, results of operations and cash flows.

We are also involved from time to time in litigation incidental to our business. We believe that the outcome of such litigation will not have a material adverse effect on our results of operation or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of our Company is traded on the NASDAQ National Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 2004 through the fourth quarter 2005, the high and low “sales” price of the shares of our common stock, as reported on the NASDAQ National Market.

	2005		2004
	High	Low	High	Low
First Quarter	$7.55	$5.82	$6.40	$3.49
Second Quarter	7.80	5.00	6.32	4.01
Third Quarter	7.40	5.57	7.10	4.35
Fourth Quarter	7.50	6.07	7.10	5.50

On March 1, 2006, the last sales price of the common stock as reported on the NASDAQ National Market was $9.87 per share. As of March 1, 2006, we had approximately 147 shareholders of record of our common stock.

Our current credit agreement prohibits the payment of dividends (see Liquidity and Capital Resources). We did not pay a dividend in 2005 and 2004, and do not expect to pay dividends in the future.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales	$179,115	$161,358	$103,757	$108,756	$112,369
Cost of goods sold	80,311	72,733	45,025	46,970	49,154
Gross profit	98,804	88,625	58,732	61,786	63,215
Selling, marketing and distribution expenses	80,624	73,956	49,089	51,528	52,660
General and administrative expenses	9,631	8,060	5,199	5,252	5,618
Total operating expenses	90,255	82,016	54,288	56,780	58,278
Income from operations	8,549	6,609	4,444	5,006	4,937
Other income (1)	---	(82)	---	---	(334)
Interest income (2)	(44)	(26)	(2)	(3,175)	(39)
Interest expense (2)	976	857	320	3,761	1,158
Income before provision for income taxes	7,617	5,860	4,126	4,420	4,152
Provision for income taxes	2,894	2,172	1,489	603	1,512
Net income	$4,723	$3,688	$2,637	$3,817	$2,640

Net income per share
Basic	$0.52	$0.42	$0.32	$0.45	$0.31
Diluted	$0.49	$0.40	$0.32	$0.45	$0.31

Weighted average common shares
Basic	9,145	8,722	8,307	8,409	8,457
Diluted	9,726	9,174	8,307	8,409	8,477

OPERATING DATA:
Number of stores (3)
Stores open at beginning of period	262	203	209	208	198
Stores added due to acquisitions	7	72	---	---	---
Stores opened during period	14	5	7	7	16
Stores closed during period	(15)	(18)	(13)	(6)	(6)
Stores open at end of period	268	262	203	209	208
Comparable stores sales increase (decrease) (4) (5)	3.3%	3.4%	(3.6)%	(6.3)%	(4.4)%

BALANCE SHEET DATA:
Working capital	$31,639	$32,727	$29,574	$26,122	$22,261
Total assets	72,753	58,831	42,582	39,679	40,307
Total indebtedness (6)	9,183	1,092	---	---	1,767
Stockholders’ equity	46,448	42,541	34,214	31,983	28,408

(1)  In 2000, we wrote off our entire $3,000,000 investment in PETsMART.com preferred stock. Subsequently, in 2001, a proposal and acceptance occurred whereby we sold this preferred stock for $334,000.

(2)  In 2002, we earned $3,172,000 of interest income and incurred $3,288,000 of interest expense relating to the short-sale and repurchase of $95,384,000 of U.S. Treasury Securities.

(3)  Includes 3 temporary stores which were open as of December 31, 2003.

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

(5)  In 2005, comparable store sales increase consists of a 12.8% increase in TWC comparable store sales, which is offset by a 4.1% decrease in Big Dogs comparable store sales. In 2004, comparable store sales increase consists of a 12.7% increase in TWC comparable store sales, which is offset by a 1.9% decrease in Big Dogs comparable store sales.

(6)  Includes subordinated debt, obligations under the bank line of credit and obligations under capital leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this Form 10-K.

GENERAL

Big Dog Holdings, Inc. is the parent company of two retail chains, Big Dog USA, Inc., which does business as “Big Dog Sportswear” (“Big Dogs” or “Big Dog Sportswear”)) and The Walking Company (“TWC”). Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including active wear, casual sportswear, accessories and gifts. TWC, acquired March 3, 2004, is a specialty retailer of authentic comfort footwear and accessories.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

	YEARS ENDED DECEMBER 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.8	45.1	43.4

Gross profit	55.2	54.9	56.6

Selling, marketing and distribution expenses	45.0	45.8	47.3
General and administrative expenses	5.4	5.0	5.0

Total operating expenses	50.4	50.8	52.3

Income from operations	4.8%	4.1%	4.3%

YEARS ENDED DECEMBER 31, 2005 AND 2004

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and corporate sales accounts, all net of returns and allowances. Net sales increased to $179.1 million in 2005 from $161.4 million in 2004, an increase of $17.7 million, or 11.0%. The increase is primarily driven by our TWC segment and relates to the impact of the TWC acquisitions as well as sales growth. Increased hurricane activity this year, including Hurricane Katrina, impacted a number of Company stores on a short-term basis. Losses as a result of these store closures are covered under the Company’s insurance policy and are not anticipated to have a significant effect on the Company’s results of operations.

TWC Operations.  Net sales from TWC operations increased to $87.0 million in 2005 from $62.6 million in 2004, an increase of $24.4 million, or 39.0%. The increase was primarily related to the acquisition of TWC on March 3, 2004 and Footworks on September 1, 2005, which accounted for an increase in net sales of $13.7 million. In addition, an increase of $7.4 million was attributable to a 12.3% increase in comparable store sales for TWC subsequent to the acquisition, $3.0 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes the closure of stores netted against new stores opened in the period and a $0.3 million increase in the Company’s TWC catalog/Internet business. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores since the Company purchased TWC out of bankruptcy in March 2004.

 Big Dog operations.  Net sales from Big Dog operations decreased to $92.1 million in 2005 from $98.8 million in 2004, a decrease of $6.7 million, or 6.8%. The decrease was related to $3.7 million attributable to a 4.1% decrease in Big Dog Sportswear comparable store sales for the period, $2.9 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.8 million attributable to a decrease in the Company’s Big Dog Sportswear wholesale business. The decreases were offset by a $0.7 million increase in the Company’s Big Dog Sportswear catalog/Internet business. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. The Company closed its Big Dog wholesale division in the second quarter of 2004.

GROSS PROFIT. Gross profit increased to $98.8 million in 2005 from $88.6 million in 2004, an increase of $10.2 million, or 11.5%. As a percentage of net sales, gross profit increased to 55.2% in 2005 from 54.9% in 2004. TWC’s gross profit remained relatively constant in 2005 and 2004 at 51.8% and 51.9%, respectively. Big Dogs’ gross profit increased to 58.4% in 2005 compared to 56.8% in 2004. The 1.6% increase was primarily due to less promotional sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $80.6 million in 2005 from $74.0 million in 2004, an increase of $6.6 million, or 8.9%. The $6.6 million increase is primarily due to the acquisition of TWC on March 3, 2004 and Footworks on September 1, 2005. However, as a percentage of net sales these expenses decreased to 45.0% in 2005 from 45.8% in 2004, a decrease of 0.8%. The decrease is primarily related to spreading the expenses over a larger sales base and the net closure of 12 Big Dog stores in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $9.6 million in 2005 from $8.1 million in 2004. As a percentage of net sales these expenses increased to 5.4% in 2005 from 5.0% in 2004, an increase of 0.4%. The increase is attributable to TWC and Footworks acquisitions, as well as an increase in legal expenses related to litigation.

OTHER INCOME. Other income of $0.1 million in 2004 is the gain from early debt extinguishment at a discount of the redeemable convertible notes related to The Walking Company acquisition.

INTEREST INCOME. Interest income for 2005 and 2004 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense remained relatively constant in 2005 and 2004 at $1.0 million and $0.9 million, respectively.

INCOME TAXES. In 2005, the provision for income taxes reflects a 38.0% effective tax rate, compared to a 37.1% effective tax rate in 2004.

YEARS ENDED DECEMBER 31, 2004 AND 2003

NET SALES. Net sales increased to $161.4 million in 2004 from $103.8 million in 2003, an increase of $57.6 million, or 55.5%. The increase is primarily related to the acquisition of The Walking Company on March 3, 2004.

TWC Operations.  Net sales from TWC operations were $62.6 million in 2004. Prior to the acquisition of The Walking Company on March 3, 2004, the Company had only one reportable segment.

Big Dog Operations.  Net sales from Big Dog operations decreased to $98.8 million in 2004 from $103.8 million in 2003, a decrease of $5.0 million, or 4.8%. The decrease was related to $1.8 million attributable to a decrease in Big Dog comparable store sales of 1.9%, $1.7 million attributable to a decrease in Big Dog sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the year, $1.3 million attributable to a decrease in our Big Dog wholesale business, and $0.2 million attributable to a decrease in our Big Dog mail order business. The decrease in Big Dog comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. During the second quarter 2004, we closed the Big Dog wholesale division, which accounted for 2% of revenues in 2003.

GROSS PROFIT. Gross profit increased to $88.6 million in 2004 from $58.7 million in 2003, an increase of $29.9 million, or 50.9%. As a percentage of net sales, gross profit decreased to 54.9% in 2004 from 56.6% in 2003. The decrease was attributable to the addition of TWC store sales as of the acquisition date of March 3, 2004. Such lower margin is expected to continue for future periods, as TWC margin contribution is generally lower than the Company’s historical results. TWC gross margin was 51.9% in 2004 as compared to Big Dogs’ contribution of 56.8%. The Big Dogs’ gross profit for 2004 increased to 56.8% from 56.6% in 2003. The 0.2% increase was primarily due to a shift from promotional or lower-margined sales to higher-margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2005, our primary uses of cash were for merchandise inventories, the acquisition of Footworks, capital expenditures, and general operating activity. We satisfied our cash requirements from existing cash balances, short-term borrowings under our line of credit agreements and other borrowings.

Cash provided by operating activities was $7.2 million and $6.3 million for 2005 and 2004, respectively. The $0.9 million increase in cash provided by operating activities relates to an increase in our net income of $1.0 million, $4.7 million in 2005 compared to $3.7 million in 2004, which was offset in part by various fluctuations in operating assets and liabilities.

Cash used in investing activities was $9.6 million and $3.5 million for 2005 and 2004, respectively. Of the cash used in investing activities in 2005, $4.1 million relates to the acquisition of Footworks and $5.4 million relates to capital expenditures including 11 new TWC store openings, 3 new Big Dog Sportswear store openings, retrofitting existing stores and corporate additions. Of the cash used in investing activities in 2004, $1.6 million relates to the acquisition of The Walking Company.

Cash provided by financing activities in 2005 was $1.2 million in 2005 compared to $8.7 million of cash used in financing activities in 2004. The increase in cash provided by financing is primarily due to increased cash borrowings under the lines of credit. As of December 31, 2005, we had short term borrowings of $2.8 million compared to $0.3 million on December 31, 2004.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the “Amended Credit Agreement”). Prior to the July 2005 amendment, the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%. As of December 31, 2004, the Company had no outstanding borrowings and $899,000 of letters of credit outstanding under this agreement.

In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was either the Bank’s base rate or a LIBOR loan rate plus a margin which ranges up to 2.75%. At December 31, 2004, TWC had approximately $304,000 outstanding under this credit agreement and $341,000 of outstanding letters of credit.

In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance.  The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company to $5,000,000 expenditures for 2005 (amount is adjusted annually based on an annual business plan) if minimum excess availability levels fall below $7,500,000. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate (7.25% on December 31, 2005) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company did not have any LIBOR loans outstanding at December 31, 2005. The Amended Credit Agreement expires in October 2009. At December 31, 2005, the Company had approximately $2,796,000 outstanding under this credit agreement and $2,258,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks.

In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank (“IDB”). This facility bears interest at IDB prime plus 1% and is personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. At December 31, 2004, no amounts were outstanding under this facility. In February 2005, this facility was cancelled by the Company.

In conjunction with the acquisition of The Walking Company, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of The Walking Company. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell (“put”) 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the “note put rights”). The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

In order to facilitate the acquisition of The Walking Company, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised. The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the “Assigned Group”). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying consolidated statements of operations for year ended December 31, 2004.

During the second quarter 2004, certain note holders and the Assigned Group exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. As an inducement to cash out, the Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company recognized a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the accompanying consolidated statement of operations for year ended December 31, 2004.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At December 31, 2005 and 2004, $59,000 and $72,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of December 31, 2005 and 2004, the remaining notes had a balance of $121,000 and $289,000, respectively.

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 are due beginning March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (7.75% at December 31, 2005). At December 31, 2005, $556,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At December 31, 2005, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Management believes that available cash, the credit facilities in place in 2005 and 2006, and cash generated from operations will be adequate to fund the Company’s working capital requirements for the foreseeable future.

COMMITMENTS AND OBLIGATIONS

As of December 31, 2005, we had the following obligations:

	Amounts of Commitment Expiration per Period
	Total Amounts Committed	Less than 1 year	1 to 3 years		4 to 5 years		Over 5 years
Debt:
Revolving lines of credit	$2,796,000	$2,796,000	$	---	$	---	$	---
Notes payable	6,000,000	1,556,000		3,333,000		1,111,000		---
Priority tax claims	180,000	59,000		121,000		---		---

Contractual Obligations:
Operating leases	117,049,000	26,477,000		39,304,000		23,836,000		27,432,000
Capital leases	207,000	160,000		47,000		---		---

Other Commercial Commitments:
Letters of credit	2,258,000	258,000		2,000,000		---		---

Total Commitments	$128,490,000	$31,306,000		$44,805,000		$24,947,000		$27,432,000

Revolving Lines of Credit - We have a revolving credit facility with Wells Fargo Retail Finance that we use to finance our operations. See “Part I. Item 7. - Liquidity and Capital Resources” for additional information regarding our credit facility.

Notes Payable - In conjunction with the acquisition of Footworks, we entered into two loans used to finance the purchase. See “Part I. Item 7. - Liquidity and Capital Resources” for additional information regarding our credit facility.

Priority Tax Claims - In conjunction with the acquisition of The Walking Company, we assumed priority tax claims. See “Part I. Item 7. - Liquidity and Capital Resources” for additional information regarding our priority tax claim debt.

Operating Leases - We lease retail and office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Part I. Item 2. — Properties” for additional information regarding our leases. Big Dog operating leases that expire in less than a year, 1 to 3 years, or greater than 3 years total $1.3 million, $2.0 million, and $0.6 million, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on our consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The adoption of this statement did not have an impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Subsequent to issuance, the SEC deferred implementation to the first fiscal year beginning after June 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations in the first quarter of 2006. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting. This method is allowed under SFAS No. 148, which amended SFAS No. 123 in December 2002, and proforma disclosure of fair value amounts is provided.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised (“FIN 46R”). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply FIN 46R at an earlier date. The adoption of this interpretation did not have an impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive. We are currently evaluating the impact this new Standard but believe that it will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. This consensus is consistent with the Company’s policy regarding leasehold improvements and therefore its adoption did not have a material impact on the consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP FAS 13-1”), “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, SFAS No.151 requires that a lessee shall cease capitalizing rental costs as of the effective date of this FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. We do not expect the adoption of FSP FAS 13-1 to have a material impact on our consolidated operating results or financial condition.

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

CONTROL BY MAJORITY SHAREHOLDER, SMALL PUBLIC FLOAT, AND LOW TRADING VOLUME OF SHARES. Our Chairman of the Board, Fred Kayne, owns approximately 60% of Big Dogs outstanding common stock. In addition, over 70% of our shares are held by Mr. Kayne and other directors, officers or beneficial owners of more than 10%, none of whom have historically traded in the shares on any regular basis. As a result, Mr. Kayne, acting either individually or with the Company’s current directors and executive officers, will be able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of our stockholders, including a change in control. While our shares are currently listed on the NASDAQ National Market System, the average daily trading volume, particularly in recent years, has been very low. Due to all the foregoing, and other factors, there has been and can expect to be significant illiquidity in our shares.

CONTINUED STORE CLOSURES. The Company continues to evaluate its current Big Dogs and TWC store portfolio for potential store closures. In 2005, the Company closed 15 underperforming Big Dogs stores and in 2006 to date has closed 9 Big Dogs stores. We will continue to take a careful position in regard to long-term real estate commitments and may close additional stores if considered appropriate.

CHANGES IN CONSUMER PREFERENCES. The consumer products industry in general and the apparel industry in particular, are subject to changing consumer demands and preferences. Although we believe our Big Dogs and TWC products historically have not been significantly affected by fashion trends, its products are subject to changing consumer preferences. Big Dogs’ success will depend significantly on our ability to continue to produce popular graphics and products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. We also continue to evaluate our introduction of more risqué graphics in the Big Dogs line in recent years, and balance their sales against the risk of offending some customers. In addition, over the years general consumer preferences rise and decline in regard to the type of graphic and logo-oriented merchandise provided by Big Dogs, which can have an effect on our business.

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

DEPENDENCE ON KEY PERSONNEL. Our success is significantly dependent on the performance of our key management, particularly Chief Executive Officer, Andrew Feshbach, Executive Vice President—Merchandising, Doug Nilsen, Executive Vice President - Business Affairs, General Counsel, Anthony Wall, Chief Financial Officer, Roberta Morris, Senior Vice President - Retail Operations, Lee Cox and Senior Vice President - Merchandising, Michael Grenley.

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

SUBSTANTIAL COMPETITION. The markets for each of our products are highly competitive. In regard to our Big Dogs apparel products, the increased consumer shift toward large mass-market and discount retailers has put substantial pricing and competitive pressure on apparel retailers in general. We believe Big Dogs’ long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, fun products at competitive prices.

RELIANCE ON INFORMATION SYSTEMS. We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Substantial disruptions affecting our information systems could have an adverse effect on our business.

DEPENDENCE ON TRADEMARKS. We use a number of trademarks, the primary ones of which are registered with the United States Patent and Trademark Office and in a number of foreign countries. While we believe our trademark rights are strong, in our pursuit and defense of particular infringement claims it cannot be assured that we will always prevail. See “Business - Trademarks.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include the discussions in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the seasonality of business, expected new store openings, integration of acquisition and costs and inflation risks. All forward-looking statements in this document are based upon information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe we have material exposure to losses from market-rate sensitive instruments. We have not invested in derivative financial instruments. In the normal course of business, our financial position and results of operations are subject to market risk associated with interest rate movements on borrowings. Currently, our credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and indexed based on Prime or LIBOR. Additionally, we have a term loan with an interest charge indexed based on Prime or LIBOR. We had $5,796,000 outstanding borrowings under these arrangements as of December 31, 2005. Based on these outstanding borrowings at December 31, 2005 and the current market condition, a one percent increase in the applicable interest rates would decrease our annual cash flow and pretax earnings by approximately $58,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $58,000. Our market risk on interest rate movements will increase based on higher borrowing levels. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” at Item 15(a) for a listing of the consolidated financial statements filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  Based on the evaluation of our management, including the Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act ("Act") is recorded, processed, summarized and reported within the time periods as defined under the Act.  There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9b.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other information with respect to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles and present and recent past positions of persons serving as our executive officers as of March 1, 2006:

NAME	AGE	POSITION

Andrew D. Feshbach	45	President, Chief Executive Officer and Director

Douglas N. Nilsen	57	Executive Vice President - Merchandising (Big Dog USA)

Anthony J. Wall	50	Executive Vice President - Business Affairs, General Counsel and Secretary

Roberta J. Morris	46	Chief Financial Officer, Treasurer and Assistant Secretary

Lee M. Cox	37	Senior Vice President - Retail Operations

Michael Grenley	48	Senior Vice President-Merchandising (TWC)

ANDREW D. FESHBACH co-founded the Company in May 1992 and has served as President, Chief Executive Officer and as a director since that time. From 1990 until the present, he has served as a Vice President of Fortune Financial, a private merchant banking firm owned by the Company’s Chairman and majority stockholder, Fred Kayne. Mr. Feshbach has an M.B.A. from Harvard University.

DOUGLAS N. NILSEN has served as Executive Vice President—Merchandising for Big Dog USA for more than five years. From 1990 to September 1995, he served as Director of Merchandise at Walt Disney Attractions, Inc. for its U.S. theme parks and resorts, and in such capacity was responsible for merchandising all apparel and accessories. Mr. Nilsen has an M.B.A. from New York University.

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

ROBERTA J. MORRIS has served as Chief Financial Officer since March 1998, having previously served as Senior Vice President—Finance since January 1995. Prior to joining the Company in 1993, Ms. Morris was employed as a Senior Audit Manager with Deloitte & Touche LLP. Ms. Morris is a certified public accountant.

LEE M. COX joined the Company in September 2000 and has served as Senior Vice President - Retail since February 2001. From 1994 until September 2000, Mr. Cox was employed by Adidas Retail, Inc. in various capacities, most recently as Director of Retail Stores.

MICHAEL GRENLEY joined the Company in March 2004 and serves as Senior Vice President - Merchandising for TWC. From 1994 until the Company’s acquisition of The Walking Company, Mr. Grenley served as Executive Vice President - Merchandise and Chief Operations Officer for the previous The Walking Company. Prior to The Walking Company, Mr. Grenley was a Vice President of Merchandise at Macy's California.

The members of the Audit Committee of the Board of Directors are Steven Good (Chairman), David Walsh and Skip Coomber. Our Board, in its judgment, has determined that Mr. Good meets the Securities and Exchange Commission’s definition of audit committee financial expert and has designated him as such. Our Board has further determined that Messrs. Good, Walsh and Coomber are independent as such term is used under Schedule 14A of the Securities Exchange Act of 1934.

We have adopted a code of ethics for our principal executive officer and senior financial officers. Copies of the code of ethics are available by writing to Big Dog Holdings, Inc., Attention General Counsel, 121 Gray Ave., Santa Barbara, CA 93101. Should any changes to or waivers of this code of ethics be made, such changes to or waivers will be timely disclosed on the Company’s website, unless the same is disclosed in a current report on Form 8-K filed with the Securities Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of Big Dog Holdings, Inc., relating to the 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal 2005 year end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

2.	Schedule II - Valuation and Qualifying Accounts

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$201,000	$(25,000)	$(80,000)	$96,000

Year ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$96,000	$87,000	$(180,000)	$3,000

Year ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$3,000	$1,000	$(2,000)	$2,000

Schedules other than that referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits included or incorporated herein:
See “Index to Exhibits.”

(b)	Reports on Form 8-K.
On November 7, 2005 the Company filed a Form 8-K to disclose third quarter financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 31, 2006 on its behalf by the undersigned, thereunto duly authorized.

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

SIGNATURE	TITLE	DATE

/s/ANDREW D. FESHBACH	Chief Executive Officer, President and	March 31, 2006
Andrew D. Feshbach	Director (Principal Executive Officer)
________________________
/s/ROBERTA J. MORRIS	Chief Financial Officer, Treasurer and	March 31, 2006
Roberta J. Morris	Assistant Secretary
(Principal Financial and Accounting Officer)

/s/FRED KAYNE	Chairman of the Board	March 31, 2006
Fred Kayne

/s/SKIP R. COOMBER, III	Director	March 31, 2006
Skip R. Coomber, III

/s/STEVEN C. GOOD	Director	March 31, 2006
Steven C. Good

/s/ROBERT H. SCHNELL	Director	March 31, 2006
Robert H. Schnell

/s/DAVID J. WALSH	Director	March 31, 2006
David J. Walsh

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004, and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Dog Holdings, Inc. and subsidiaries
Santa Barbara, CA

We have audited the consolidated balance sheets of Big Dog Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule of the Company, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, CA
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Big Dog Holdings, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Big Dog Holdings, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2003. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Big Dog Holdings, Inc. and subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 23, 2004

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Note 5)

	DECEMBER 31,
	2005		2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$3,530,000		$4,670,000
Receivables, net		894,000		411,000
Inventories (Note 12)		44,518,000		39,581,000
Prepaid expenses and other current assets		1,046,000		928,000
Deferred income taxes (Note 7)		1,681,000		1,691,000
Total current assets		51,669,000		47,281,000
PROPERTY AND EQUIPMENT, net (Note 2)		11,931,000		9,956,000
INTANGIBLE ASSETS, net (Notes 1 and 4)		4,473,000		172,000
GOODWILL (Note 4)		3,131,000		---
DEFERRED INCOME TAXES (Note 7)		1,187,000		1,042,000
OTHER ASSETS		362,000		380,000
TOTAL		$72,573,000		$58,831,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 5)		$2,796,000		$304,000
Current portion of long-term debt (Note 6)		1,775,000		243,000
Accounts payable		7,478,000		5,033,000
Income taxes payable (Note 7)		1,367,000		2,643,000
Accrued expenses and other current liabilities (Note 3)		6,614,000		6,331,000
Total current liabilities		20,030,000		14,554,000
NOTE PAYABLE (Note 6)		4,565,000		289,000
CAPITAL LEASE OBLIGATIONS (Note 8)		47,000		256,000
DEFERRED RENT AND LEASE INCENTIVES (Note 8)		1,468,000		943,000
DEFERRED GAIN ON SALE-LEASEBACK (Note 2)		195,000		248,000
Total liabilities		26,305,000		16,290,000
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY (Note 9):
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding	$	---	$	---
Common stock $.01 par value, 30,000,000 shares authorized, 10,784,280 and 10,709,030 shares issued at December 31, 2005 and 2004, respectively		108,000		107,000
Additional paid-in capital		25,914,000		25,513,000
Retained earnings		29,872,000		25,149,000
Treasury stock, 1,710,598 and 1,529,998 shares at December 31, 2005 and 2004, respectively		(9,446,000)		(8,228,000)
Total stockholders' equity		46,448,000		42,541,000
TOTAL		$72,753,000		$58,831,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2005	2004	2003

NET SALES	$179,115,000	$161,358,000	$103,757,000
COST OF GOODS SOLD (Note 12)	80,311,000	72,733,000	45,025,000
GROSS PROFIT	98,804,000	88,625,000	58,732,000

OPERATING EXPENSES:
Selling, marketing and distribution	80,624,000	73,956,000	49,089,000
General and administrative	9,631,000	8,060,000	5,199,000
Total operating expenses	90,255,000	82,016,000	54,288,000

INCOME FROM OPERATIONS	8,549,000	6,609,000	4,444,000

OTHER INCOME (Note 5)	---	(82,000)	---

INTEREST INCOME	(44,000)	(26,000)	(2,000)

INTEREST EXPENSE (Note 5 and 6)	976,000	857,000	320,000

INCOME BEFORE PROVISION FOR INCOME TAXES	7,617,000	5,860,000	4,126,000

PROVISION FOR INCOME TAXES (Note 7)	2,894,000	2,172,000	1,489,000

NET INCOME	$4,723,000	$3,688,000	$2,637,000

NET INCOME PER SHARE
BASIC	$0.52	$0.42	$0.32
DILUTED	$0.49	$0.40	$0.32

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL

BALANCE, JANUARY 1, 2003	9,698,284	$97,000	$20,510,000	$18,824,000	1,305,636	$(7,448,000)	$31,983,000

Repurchased common stock (Note 9)	---	---	---	---	149,516	(406,000)	(406,000)
Net income	---	---	---	2,637,000	---	---	2,637,000

BALANCE, DECEMBER 31, 2003	9,698,284	97,000	20,510,000	21,461,000	1,455,152	(7,854,000)	34,214,000

Repurchased common stock (Note 9)	---	---	---	---	74,846	(374,000)	(374,000)
Warrants exercised (Note 6)	993,146	10,000	4,922,000	---	---	---	4,932,000
Options exercised	17,600	---	63,000	---	---	---	63,000
Tax benefits related to exercise of stock options (Notes 7 and 9)	---	---	18,000	---	---	---	18,000
Net income	---	---	---	3,688,000	---	---	3,688,000

BALANCE, DECEMBER 31, 2004	10,709,030	107,000	25,513,000	25,149,000	1,529,998	(8,228,000)	42,541,000

Repurchased common stock (Note 9)	---	---	---	---	180,600	(1,218,000)	(1,218,000)
Options exercised	75,250	1,000	322,000	---	---	---	323,000
Tax benefits related to exercise of stock options (Notes 7 and 9)	---	---	79,000	---	---	---	79,000
Net income	---	---	---	4,723,000	---	---	4,723,000

BALANCE, DECEMBER 31, 2005	10,784,280	$108,000	$25,914,000	$29,872,000	1,710,598	$(9,446,000)	$46,448,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,723,000	$3,688,000	$2,637,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,173,000	3,666,000	2,075,000
Compensation expense	---	328,000	---
Gain on early extinguishment of notes payable	---	(82,000)	---
Amortization of deferred financing fees	168,000	273,000	151,000
Provision for losses on receivables	2,000	87,000	(25,000)
Loss on disposition of property and equipment	39,000	51,000	2,000
Write-off of impaired asset - fixed assets	---	---	50,000
Deferred income taxes	(135,000)	(912,000)	139,000
Tax benefit of stock option exercises	79,000	18,000	---
Changes in operating assets and liabilities:
Receivables	(485,000)	(381,000)	368,000
Inventories	(2,843,000)	(2,075,000)	56,000
Prepaid expenses and other current assets	(176,000)	1,635,000	(332,000)
Accounts payable	2,301,000	1,308,000	(3,000)
Income taxes payable	(1,275,000)	1,130,000	958,000
Accrued expenses and other current liabilities	284,000	(2,700,000)	(143,000)
Deferred rent and lease incentives	526,000	337,000	(87,000)
Deferred gain on sale-leaseback	(53,000)	(53,000)	(53,000)
Net cash provided by operating activities	7,328,000	6,318,000	5,793,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,446,000)	(1,886,000)	(1,044,000)
Acquisition of The Walking Company, net of cash acquired	---	(1,577,000)	---
Acquisition of Footworks, net of cash acquired	(4,122,000)	---	---
Proceeds from sale of property and equipment	1,000	---	---
Other	(26,000)	---	11,000
Net cash used in investing activities	(9,593,000)	(3,463,000)	(1,033,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	2,491,000	(7,634,000)	---
Repayment of redeemable convertible notes and rights	---	(363,000)	---
Repurchase of common stock	(1,218,000)	(374,000)	(406,000)
Payment of deferred financing fees	(70,000)	(175,000)	(45,000)
Exercise of stock options	322,000	63,000	---
Repayment of capital lease obligations	(220,000)	(166,000)	---
Repayment of notes payable	(180,000)	(39,000)	---
Net cash provided by (used in) financing activities	1,125,000	(8,688,000)	(451,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,140,000)	(5,833,000)	4,309,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,670,000	10,503,000	6,194,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,530,000	$4,670,000	$10,503,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$841,000	$545,000	$172,000
Income taxes	$4,305,000	$1,954,000	$392,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
	2005		2004

ACQUISITION OF FOOTWORKS:
Inventories		$1,951,000
Properties		508,000
Intangibles		4,532,000
Goodwill		3,131,000
Notes payable		(6,000,000)
Net cash effect due to acquisition of net assets of Footworks		$4,122,000

ACQUISITION OF THE WALKING COMPANY:
Working capital, other than cash			$(4,000)
Properties			7,260,000
Redeemable convertible notes and rights assumed			(4,998,000)
Notes payable			(681,000)
Net cash effect due to acquisition of net assets of The Walking Company			$1,577,000

REDEMPTION OF NOTES AND RIGHTS:
Redeemable convertible notes and rights assumed			$4,998,000
Expiration of warrants			328,000
Accrued interest			75,000
Amortization of premium on convertible notes			(24,000)
Gain on early extinguishment of debt			(82,000)
Issuance of 993,146 shares of common stock			(4,932,000)
Net cash effect due to redemption of notes and rights			$363,000

OTHER:
Capital leases	$	---	$383,000

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

Store fixtures	5 years
Machinery and equipment	5 years
Computer equipment	3 years
Software	5 years

Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the term of the lease, whichever is shorter.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. The Company’s evaluation for the years ended 2005 and 2004, which included all retail locations, indicated that no asset impairment existed and therefore no write-down of assets was recorded. The Company’s evaluation for year ended 2003, which included all retail locations, indicated that operating losses existed for certain retail locations with a projection that the operating losses for these retail locations will continue. As such, the Company recorded a write-down of leasehold improvements for certain retail stores which approximated $50,000 for 2003. Such costs are included in selling, marketing and distribution expenses in the consolidated statements of income.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

Indefinite Lived Intangibles

The Company accounts for indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company tests trademarks and goodwill for impairment at least annually and more often as circumstances require. The Company’s evaluation for the year ended 2004 indicated that the trademark for its Lifeforms brand was impaired. As such, the Company recorded a $45,000 write-down of this asset in 2004. Such costs are included in general and administrative expenses in the consolidated statements of income. Management did not believe any impairment of its trademark related intangible assets existed at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, net trademarks totaled $298,000 and $172,000, respectively. In 2005, the Company recorded $3,131,000 of goodwill in conjunction with the Footworks acquisition (see Note 4).

Leasehold Intangible Assets

In conjunction with the Footworks acquisition in 2005 (see Note 4), the Company acquired lease related intangible assets valued at $4,408,000, which are being amortized over the life of the related leases. Accumulated amortization was $233,000 at December 31, 2005.

The estimate of aggregate amortization expense for the subsequent years is as follows:

FOR THE YEARS ENDED DECEMBER 31,
2006	$350,000
2007	437,000
2008	437,000
2009	439,000
2010	436,000
Thereafter	2,076,000
$4,175,000

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. The distribution costs included in selling, marketing and distribution expense were $3,314,000, $3,147,000 and $2,505,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses.

STORE PREOPENING EXPENSES

The Company expenses store pre-opening costs as incurred, which totaled $236,000, $87,000 and $87,000 in 2005, 2004 and 2003, respectively.

ADVERTISING COSTS

Costs associated with the production of our mail order catalogs are capitalized and expensed over the expected revenue stream following the mailing of the respective catalog, generally three months. All other advertising costs are expensed as incurred. Advertising expense charged to operations for the years ended December 31, 2005, 2004 and 2003 was $1,389,000, $1,254,000 and $931,000, respectively. Capitalized advertising costs related to our mail order catalogs were $227,000 and $113,000 as of December 31, 2005 and 2004, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Net income	$4,723,000	$3,688,000	$2,637,000
Basic Weighted Average Shares:
Weighted average number of shares outstanding	9,145,000	8,722,000	8,307,000
Effect of Dilutive Securities:
Options and warrants	581,000	452,000	---
Diluted Weighted Average Shares:
Weighted average number of shares outstanding and Common share equivalents	9,726,000	9,174,000	8,307,000
Antidilutive options and warrants	230,000	566,000	1,744,000

Antidilutive options and warrants consist of the weighted average of stock options and warrants for the respective years that had an exercise price greater than the average market price during the year. Such options and warrants are therefore excluded from the computation of diluted shares.

ACCOUNTING FOR STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, requires companies to estimate employee stock compensation expense based on the fair value method of accounting. However, the statement allows the alternative of continued use of the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, if pro forma disclosure of fair value amounts is provided. The Company has elected the alternative of continued use of APB Opinion No. 25.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

Had compensation cost for the Company’s stock option plan been determined based on their fair value at the grant date for options granted in 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Net income:
As reported	$4,723,000	$3,688,000	$2,637,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	---	114,000	---
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(454,000)	(380,000)	(693,000)
Pro forma	$4,269,000	$3,422,000	$1,944,000
Net income per share:
As reported:
Basic	$0.52	$0.42	$0.32
Diluted	$0.49	$0.40	$0.32
Pro forma:
Basic	$0.47	$0.39	$0.23
Diluted	$0.44	$0.37	$0.23

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

CONCENTRATION OF CREDIT RISK

The Company has $845,000 of cash on deposit with a high credit quality financial institution in excess of the Federal Deposit Insurance Corporation limits as of December 31, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of receivables, accounts payable and short-term borrowings approximate their carrying values because of the short-term maturity of these instruments.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2005 and 2004, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximated rates currently available to the Company.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Subsequent to issuance, the SEC deferred implementation to the first fiscal year beginning after June 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations in the first quarter of 2006. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting. This method is allowed under SFAS No. 148, which amended SFAS No. 123 in December 2002, and proforma disclosure of fair value amounts is provided.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised (“FIN 46R”). The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004. A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply FIN 46R at an earlier date. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in 2006. The Company is currently evaluating the impact of this new standard but believes that it will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. This consensus is consistent with the Company’s policy regarding leasehold improvements and therefore its adoption did not have a material impact on the consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP FAS 13-1”), “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, SFAS No.151 requires that a lessee shall cease capitalizing rental costs as of the effective date of this FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. We do not expect the adoption of FSP FAS 13-1 to have a material impact on our consolidated operating results or financial condition.

RECLASSIFICATIONS

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	DECEMBER 31,
	2005	2004
Leasehold improvements	$14,456,000	$11,970,000
Store fixtures	14,660,000	12,780,000
Machinery and equipment	3,943,000	4,129,000
Computer equipment and software	7,932,000	6,840,000

	40,991,000	35,719,000
Less accumulated depreciation and amortization	29,060,000	25,763,000
Property and equipment, net	$11,931,000	$9,956,000

Depreciation and amortization expense of property and equipment totaled $3,940,000, $3,666,000 and $2,075,000 in 2005, 2004 and 2003, respectively.

In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1,600,000. In August 1999, the Company sold this building for $2,119,000 and simultaneously entered into a 10-year lease. The $527,000 gain related to the sale of this building is being deferred over the life of the lease.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
	2005	2004
Accrued compensation and benefits	$3,015,000	$2,677,000
Sales tax payable	1,596,000	1,527,000
Store credits	446,000	467,000
Sales return reserve	335,000	285,000
Other current liabilities	1,222,000	1,375,000
Total accrued expenses and other current liabilities	$6,614,000	$6,331,000

4. ACQUISITIONS

THE WALKING COMPANY ACQUISITION

On March 3, 2004 (the “TWC acquisition date”), the Company acquired substantially all of the assets and assumed certain liabilities of The Walking Company (the “TWC acquisition”), pursuant to an asset purchase agreement for a purchase price of approximately $22 million (subject to adjustment). The Walking Company is a leading independent specialty retailer of high quality, technically designed comfort footwear and accessories. The Walking Company had total annual sales of approximately $74 million in 2003 and had been operating under the protection of the U.S. Bankruptcy Court since July 2003. The Company was selected as the highest and best bidder for The Walking Company assets at a U.S. Bankruptcy Court ordered auction, which was confirmed on March 2, 2004.

Under the terms of the asset purchase agreement, a subsidiary of the Company acquired substantially all of the assets of The Walking Company including, but not limited to, the inventory and fixed assets of 72 stores located in 28 states and trademarks, all of which will be used by the subsidiary to continue the business under the name “The Walking Company” (“TWC”). The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations of TWC have been consolidated in the Company financial statements since the TWC acquisition date.

The purchase price consisted of approximately $1.7 million in cash, $5.0 million in issuance of notes and rights (see Notes 5 and 6), $15.4 million of assumption of accounts payable, accrued expenses and other liabilities (including acquisition related costs of $1.3 million.) The Company funded the cash portion of the purchase price by drawing upon existing and new lines of credit, and from available cash.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. ACQUISITIONS (continued)

THE WALKING COMPANY ACQUISITION (continued)

During 2005, the Company received additional invoices related to the acquisition and adjusted the purchase price allocation accordingly. The total purchase consideration is now finalized and allocated to the assets and liabilities acquired based on their respective estimated fair values as summarized below.

Cash and cash equivalents	$123,000
Inventories	12,754,000
Other current assets	1,944,000
Property, plant and equipment	7,320,000
Total assets acquired	$22,141,000

Current and other liabilities	15,489,000
Notes payable and rights issued	4,952,000
Total liabilities assumed	$20,441,000

Net assets acquired over liabilities	$1,700,000

The following table presents unaudited pro forma results of the combined operations for the year ended December 31, 2004 and 2003, respectively, as if the TWC acquisition had occurred as of the beginning of such periods rather than as of the TWC acquisition date.

	Year ended December 31,
	2004	2003
Net sales	$169,677,000	$168,186,000
Net income	3,137,000	2,345,000
Net income per common share:
Basic	$0.36	$0.28
Diluted	$0.34	$0.28

The pro forma results have been prepared based on available information, using assumptions that the Company’s management believes are reasonable and include no significant non-recurring items. The results do not purport to represent the actual financial position or results of operations that would have occurred if the TWC acquisition had occurred on the dates specified. The results above are not necessarily indicative of the results that may be achieved in the future. These results also do not reflect any adjustments for the effect of certain operating synergies or expected cost reductions that the Company may realize as a result of the TWC acquisition. No assurances can be given that the amount of financial benefits, if any, may actually be realized as the result of the TWC acquisition.

FOOTWORKS ACQUISITION

On August 31, 2005, the Company acquired substantially all of the assets of Footworks, a division of a privately held shoe retailer. The total purchase price was approximately $10.1 million which included the payment and issuance of cash and notes by the Company pursuant to the definitive agreement. The acquisition includes a chain of 7 retail stores selling comfort shoes and accessories. Footworks’ operations have historically focused on high-visibility stores in Las Vegas, Nevada. The Company has converted the majority of the acquired stores into “The Walking Company” stores. Through an independent valuation, intangibles related to below market leases

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. ACQUISITIONS (continued)

FOOTWORKS ACQUISITION (continued)

acquired are valued at approximately $4.4 million and acquired trademark intangibles are valued at approximately $0.1 million. Goodwill recorded in connection with the acquisition is approximately $3.1 million. The purchase price allocation is subject to adjustment pending receipt of any unpaid acquisition related costs and will be finalized in third quarter 2006. The results of the Company’s operations for the Footworks stores have been included in the Company’s consolidated financial statements since the acquisition date. Pro forma results of operations are not presented as the acquisition is not considered material to the consolidated Company’s consolidated financial statements.

5. SHORT-TERM BORROWINGS

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the “Amended Credit Agreement”). Prior to the July 2005 amendment, the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%. As of December 31, 2004, the Company had no outstanding borrowings and $899,000 of letters of credit outstanding under this agreement.

In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was either the Bank’s base rate or a LIBOR loan rate plus a margin which ranges up to 2.75%. At December 31, 2004, TWC had approximately $304,000 outstanding under this credit agreement and $341,000 of outstanding letters of credit.

In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance.  The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company to $5,000,000 expenditures for 2005 (amount is adjusted annually based on an annual business plan) if minimum excess availability levels fall below $7,500,000. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate (7.25% on December 31, 2005) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company did not have any LIBOR loans outstanding at December 31, 2005. The Amended Credit Agreement expires in October 2009. At December 31, 2005, the Company had approximately $2,796,000 outstanding under this credit agreement and $2,258,000 of outstanding letters of credit expiring through October 2008, which includes

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. SHORT-TERM BORROWINGS (continued)

a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks. (Note 6)

In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3 million two-year unsecured revolving promissory note facility with Israel Discount Bank (“IDB”). This facility bears interest at IDB prime plus 1% and is personally guarantied by the Chairman of the Company, for which he received an annual 2.5% guarantee fee of $75,000. At December 31, 2004, no amounts were outstanding under this facility. In February 2005, this facility was cancelled by the Company.

6. REDEEMABLE CONVERTIBLE NOTES AND NOTES PAYABLE

	DECEMBER 31,
	2005	2004
Wells Fargo Retail Finance 4-year term facility	$3,000,000	$	---
Bianca of Nevada, Inc. 3-year promissory note	3,000,000		---
Priority tax claim notes	180,000		361,000
	6,180,000		361,000
Less current installments	1,615,000		72,000
Long term debt, excluding current installments	$4,565,000		$289,000

In conjunction with the acquisition, the Company assumed $3,279,000 of secured promissory notes and $721,000 of unsecured promissory notes, respectively, payable to certain former creditors of The Walking Company. The secured note holders were also granted rights to convert the notes into a total of 753,793 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of the secured notes received a right to sell (“put”) 50% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004 (the “note put rights”). The unsecured note holders also were granted rights to convert the notes into a total of 165,748 shares of common stock of the Company at a conversion price of $4.35 per share through June 30, 2004. In addition, the holders of such unsecured notes received note put rights to put 100% of the outstanding principal amount of such notes to the Company at a 20% discount through June 30, 2004.

In order to facilitate the acquisition, the Chairman of the Board and the Chief Executive Officer of the Company each personally guarantied the potential obligation of the secured and unsecured note put rights and another $2,800,000 of other potential obligations in regard to certain administrative claims. In connection therewith, the Chairman and CEO were given the right to purchase the secured and unsecured put rights if such put rights were exercised. The Chairman and the CEO then assigned part of their right to purchase such rights to certain executive officers and individuals (the “Assigned Group”). In March 2004, the holders of the $721,000 of unsecured notes exercised the right to put such notes, which the Assigned Group purchased for $576,000. The Company recorded $328,000 as compensation expense, which was equal to the difference between the market value of the Company common stock into which such notes were convertible and the amount at which the Assigned Group had the right to purchase such notes. This amount is included in general and administrative expenses in the accompanying consolidated statements of operations for year ended December 31, 2004.

During the second quarter 2004, certain note holders and the Assigned Group exercised their rights to convert $2,918,000 in secured notes, $721,000 in unsecured notes and $64,000 in accrued interest into 851,117 shares of common stock. As an inducement to cash out, the Company offered to redeem the remaining secured notes at a 10% discount instead of the contractual 20% discount. Accordingly, all of the remaining secured notes were redeemed for a cash payment of 90% of the face value. As a result of the above transactions the Company

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REDEEMABLE CONVERTIBLE NOTES AND NOTES PAYABLE (continued)

recognized a gain on the early extinguishment of debt of $82,000 which was recorded as other income in the accompanying consolidated statement of operations for year ended December 31, 2004.

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 are due beginning March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (7.75% at December 31, 2005). At December 31, 2005, $556,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At December 31, 2005, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At December 31, 2005 and 2004, $59,000 and $72,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of December 31, 2005 and 2004, the remaining notes had a balance of $121,000 and $289,000, respectively.

Maturities of long-term debt at December 31, 2005 are as follows:

2006	$1,615,000
2007	1,723,000
2008	1,727,000
2009	1,113,000
2010	2,000
$6,180,000

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. INCOME TAXES

The provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Current:
Federal	$2,520,000	$2,615,000	$1,224,000
State	509,000	469,000	126,000
Total	3,029,000	3,084,000	1,350,000
Deferred:
Federal	(114,000)	(767,000)	101,000
State	(21,000)	(145,000)	38,000
Total	(135,000)	(912,000)	139,000

Total income tax provision	$2,894,000	$2,172,000	$1,489,000

The Company's effective income tax rate differs from the federal statutory rate due to the following:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.9	3.9	3.6
Other, net	0.1	(0.8)	(1.5)
Total	38.0%	37.1%	36.1%

Significant components of the Company's net deferred income tax assets are as follows:

	DECEMBER 31,
	2005	2004
Deferred income tax assets:
Allowance for doubtful receivables and sales returns	$135,000	$115,000
Accrued vacation	150,000	156,000
Inventory uniform capitalization	1,051,000	988,000
Depreciation	570,000	472,000
Intangible assets	67,000	95,000
Deferred rent	472,000	376,000
Deferred gain on sale of building	78,000	99,000
State income taxes	11,000	27,000
Reserve liabilities	458,000	518,000
Total deferred income tax assets	2,992,000	2,846,000

Deferred income tax liabilities:
Prepaid expenses	(124,000)	(113,000)
Total deferred income tax liabilities	(124,000)	(113,000)

Deferred income tax asset	$2,868,000	$2,733,000

At December 31, 2005 and 2004 there are $1,681,000 and $1,691,000 in current deferred income tax assets, respectively, and $1,187,000 and $1,042,000 in non-current deferred tax assets, respectively, which are included in the accompanying consolidated balance sheets.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2018. Future minimum lease payments under noncancelable operating and capital leases are as follows:

YEARS ENDING DECEMBER 31,	Operating Leases	Capital Leases

2006	$26,477,000	$177,000
2007	21,948,000	36,000
2008	17,356,000	---
2009	13,837,000	---
2010	9,999,000	---
Thereafter	27,432,000	---

Total minimum obligations	$117,049,000	213,000
Less amount representing interest		6,000
Present value of minimum lease payments		207,000
Less current portion		160,000
Long-term portion		$47,000

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

Rent expense for 2005, 2004 and 2003, totaled $26,478,000, $24,332,000 and $16,325,000, respectively, and includes contingent rentals of $586,000, $572,000 and $370,000 for 2005, 2004, and 2003, respectively, which are included in operating expenses in the consolidated statements of income. The cost of equipment under capital leases at December 31, 2005 and 2004 was $535,000 and $496,000, respectively, and accumulated depreciation for such equipment at December 31, 2005 and 2004 was $179,000 and $68,000, respectively.

LITIGATION

In July 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC (“BDM”) in the Central District of California. The complaint alleges, among other things, breach and wrongful termination of a trademark license agreement, and claims attorneys fees.  While the Company is diligently evaluating BDM’s claims and seeking additional information, it currently believes that BDM’s claims lack merit and intends to defend the lawsuit vigorously. At this stage of the dispute, the Company believes any impact of the lawsuit will not be material to its business, financial position, results of operations and cash flows.

The Company is also involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operation or financial condition.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. COMMITMENTS AND CONTINGENCIES (continued)

TAX RELATED CONTINGENCY

On March 14, 2006, the Company received a notice of proposed adjustments from the Internal Revenue Service ("IRS”) related to its audit of the Company’s 2002 Tax Year. The IRS has proposed adjustments to increase the Company’s income tax payable for the 2002 year under examination. The adjustments are related to the tax accounting for two short bond transactions recorded in 2002.

In 2002, the Company entered into two transactions relating to the short-sale and repurchase of Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The IRS contends that the transactions were incorrectly characterized for IRS purposes. The notice of proposed changes to our 2002 federal income tax return would result in additional tax due of approximately $1.6 million plus penalties. The Company has obtained expert legal tax counsel and will immediately go to the appeals process. The Company believes that it has meritorious defenses and intends to vigorously contest the proposed adjustments. The Company does not believe the IRS will prevail in this matter and has not recorded a reserve for this proposed tax adjustment in the accompanying consolidated financial statements.

9. STOCKHOLDERS' EQUITY

COMMON STOCK

In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,710,598 shares totaling $9,446,000 as of December 31, 2005 and 1,529,998 shares totaling $8,228,000 as of December 31, 2004.

The Company’s credit agreement prohibits the payment of dividends. The Company did not pay a dividend in 2005 and 2004, and does not expect to pay dividends in the future.

PREFERRED STOCK

The Company is authorized to issue 3,000,000 of preferred stock. As of December 31, 2005 and 2004, the Company did not have any preferred stock issued or outstanding. Under the Company’s Certificate of Incorporation, the Board of Directors is authorized to fix the terms of the preferred stock provided for in such Certificate.

STOCK OPTIONS

In August 1997, the Company adopted the 1997 Performance Award Plan to attract, reward and retain officers and employees. The maximum number of shares reserved for issuance under this plan was 1,000,000. In February 1998, the Company amended the 1997 Performance Award Plan (the “Plan”) to increase the maximum number of shares reserved for issuance under the Plan to 2,000,000. The Company amended the Plan again in April 2002 to increase the maximum number of shares reserved for issuance under the Plan to 3,000,000. Awards under this plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, stock bonuses, or cash bonuses based upon performance.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS' EQUITY (continued)

The following summarizes stock option activity for the periods presented:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE

Balance at January 1, 2003	1,682,250	$5.23

Options granted	128,500	3.38
Options cancelled	(66,250)	(5.06)
Balance at December 31, 2003	1,744,500	5.10

Options granted	400,000	4.50
Stock rights granted	1,067,817	4.35
Options exercised	(17,600)	(3.57)
Options cancelled	(45,250)	(5.78)
Stock rights exercised	(993,146)	(4.35)
Stock rights cancelled	(74,671)	(4.35)
Balance at December 31, 2004	2,081,650	4.98

Options granted	112,250	6.93
Options exercised	(75,250)	(4.30)
Options cancelled	(33,150)	(5.35)
Balance at December 31, 2005	2,085,500	$5.11

The following table summarizes information about stock options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	OPTIONS OUTSTANDING	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED-AVERAGE EXERCISE PRICE	OPTIONS EXERCISABLE	WEIGHTED-AVERAGE EXERCISE PRICE
$2.90 - 3.60	511,500	6.5 years	$ 3.47	245,760	$ 3.44
4.00 - 4.85	716,000	5.4 years	4.28	415,200	4.27
5.00 - 6.50	687,000	4.9 years	6.21	406,200	6.29
8.00	85,000	2.7 years	8.00	65,500	8.00
10.00 - 14.00	86,000	2.6 years	10.05	56,350	10.07
2.90 - 14.00	2,085,500	5.3 years	5.11	1,189,010	5.27

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS' EQUITY (continued)

At December 31, 2005, 2004 and 2003, the number of options exercisable for each year was 1,189,010, 1,237,850 and 1,046,875, respectively. The weighted-average exercise price of those options was $5.11, $5.23 and $5.20, respectively.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee stock options.

The weighted average fair values of the options granted were $2.73, $2.04 and $2.03 during 2005, 2004, and 2003, respectively. The fair value of stock-based awards to employees is calculated through the use of an option pricing model, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: expected cumulative volatility of 93%, 93% and 214%; risk-free interest rates of 4.0%, 4.4% and 2.7%; expected lives of 7.0, 7.0 and 10.0 years.

10. SEGMENT INFORMATION

Since The Walking Company acquisition on March 3, 2004, the Company has operated its business under two reportable segments: (i) Big Dog Sportswear business, and (ii) TWC business. The Big Dog Sportswear business includes the Company’s 176 Big Dog retail stores (primarily located in outlet malls), corporate sales, and its catalog and internet business selling quality sportswear. TWC business includes the Company’s 92 Walking Company stores located primarily in leading retail malls selling comfort footwear. These two retail chains are managed separately.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. SEGMENT INFORMATION (continued)

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the years ended December 31, 2005 and 2004 (with TWC’s 2004 results being reported only for the period from the March 3, 2004 acquisition date):

	Big Dog Sportswear	The Walking Company	Total
Year Ended December 31, 2005
Statements of Income:
Sales	$92,104,000	$87,011,000	$179,115,000
Gross Margin	53,755,000	45,049,000	98,804,000
Depreciation and Amortization	1,363,000	2,810,000	4,173,000
Interest income	(40,000)	(4,000)	(44,000)
Interest expense	463,000	513,000	976,000
Provision for income taxes	1,225,000	1,669,000	2,894,000
Net income	2,000,000	2,723,000	4,723,000

Balance Sheet:
Total assets	$31,692,000	$41,061,000	$72,753,000

Year Ended December 31, 2004
Statements of Income:
Sales	$98,771,000	$62,587,000	$161,358,000
Gross Margin	56,150,000	32,475,000	88,625,000
Depreciation and Amortization	1,675,000	1,991,000	3,666,000
Interest income	(2,000)	(24,000)	(26,000)
Interest expense	428,000	429,000	857,000
Provision for income taxes	973,000	1,199,000	2,172,000
Net Income	1,654,000	2,034,000	3,688,000

Balance Sheet:
Total assets	$35,378,000	$23,453,000	$58,831,000

Prior to the acquisition of The Walking Company on March 3, 2004, the Company had only one reportable segment.

11. EMPLOYEE BENEFIT PLAN

The Company has a Retirement Savings Plan (the “Plan”), a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to substantially all of the Company’s employees. The Company amended the Plan in November 2000 to match each dollar deferred up to 3% of compensation, which is limited to $1,000 annually, per participant. Participants vest in the Company’s contribution at varying rates of 0% to 20% per year over six years. The Company contributed approximately $187,000, $156,000 and $124,000 in 2005, 2004 and 2003, respectively.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. RELATED PARTY TRANSACTIONS

Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $135,000, $324,000 and $75,000 in 2005, 2004 and 2003, respectively.

The Company engaged a related party to perform retail construction services. Construction services provided to the Company totaled $203,000 and $297,000 in 2005 and 2004, respectively. No construction services were provided in 2003.

In the normal course of business, one of the Company's officers pays for certain operating expenses which are reimbursed by the Company.  At December 31, 2005 and 2004, the related outstanding payable was $654,000 and $176,000, respectively.

See discussion of related party guarantees in Note 6.

In January 2005 the Company made a temporary loan of $4 million to a company where a majority stockholder and director is the majority owner of the company. The loan was used to facilitate the purchase of an airplane from a third party until suitable replacement financing could be obtained. Interest on such loan was payable at the prime rate plus .05%. The note was fully repaid to the Company in March 2005 including $34,000 of interest. From time to time, the Company may rent the plane for its own corporate travel use. The Company has no obligation to use such plane for any minimum amount, and to the extent it does use it, the Company will pay for such use on terms at least as favorable to the Company as could be obtained from an independent third party. Costs associated with the use of such plane totaled $189,000 in 2005.

13. SUBSEQUENT EVENT

On January 31, 2006, The Walking Company purchased through bankruptcy court substantially all of the assets of Steve’s Shoes, Inc. for approximately $4.2 million. The purchase price was funded through existing working capital. The assets include 37 store locations, inventory, trademarks and tangible personal property. Pro forma results of operations will not be presented as the acquisition is not considered material to the Company’s consolidated financial statements. No goodwill was recorded in connection with the acquisition.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. QUARTERLY FINANCIAL DATA (unaudited)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except per share)
Year ended December 31, 2005:
Net sales	$31,345	$43,441	$44,909	$59,420
Gross profit	16,227	24,680	25,286	32,611
Selling, marketing and distribution expenses	18,267	19,327	20,055	22,975
General and administrative expenses	1,743	2,286	2,207	3,395
Total operating expenses	20,010	21,613	22,262	26,370
(Loss) income from operations	(3,783)	3,067	3,024	6,241
Net (loss) income	(2,414)	1,718	1,770	3,649
Net (loss) income per share
Basic	$(0.26)	$0.19	$0.19	$0.40
Diluted	$(0.26)	$0.18	$0.18	$0.38
Weighted average shares outstanding
Basic	9,180	9,187	9,141	9,075
Diluted	9,180	9,760	9,680	9,664

Year ended December 31, 2004:
Net sales	$21,880	$41,043	$42,695	$55,740
Gross profit	11,221	23,030	23,433	30,941
Selling, marketing and distribution expenses	14,132	18,875	19,363	21,586
General and administrative expenses	1,797	1,936	1,811	2,516
Total operating expenses	15,929	20,811	21,174	24,102
(Loss) income from operations	(4,708)	2,219	2,259	6,839
Net (loss) income	(2,996)	1,251	1,284	4,149
Net (loss) income per share
Basic	$(0.36)	$0.15	$0.14	$0.45
Diluted	$(0.36)	$0.14	$0.13	$0.43
Weighted average shares outstanding
Basic	8,244	8,261	9,189	9,178
Diluted	8,244	8,907	9,633	9,732

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Second Amended Plan of Reorganization of Shoes Liquidation Co. (formerly The Walking Company) and Alan’s Shoes, Inc., confirmed on March 2, 2004. (1)

2.2
Order of the United States Bankruptcy Court for the Central District of California confirming the Second Amended Plan of Reorganization of Shoes Liquidation Co. (formerly The Walking Company) and Alan’s Shoes, Inc., entered on March 2, 2004.(1)

2.3	Asset Purchase Agreement, dated May 20, 2005, by and among The Walking Company, as buyer, Bianca of Nevada, Inc., a Nevada corporation, as seller, and Sal Palermo, as shareholder. (7)

2.4	Asset Purchase Agreement, dated January 31, 2006, by and among The Walking Company, as buyer, and Steve’s Shoes, Inc., Debtor in Possession, as seller.

3.1	Amended and Restated Certificate of Incorporation (2)

3.1A	Certificate of Correction (3)

3.2	Amended and Reinstated Bylaws (3)

4.1	Reference is hereby made to Exhibits 3.1, 3.1A, and 3.2

4.2	Specimen Stock Certificate (2)

10.1	Term Loan Note, dated August 31, 2005, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog USA, Inc. and The Walking Company, as borrowers. (8)

10.2	Promissory Note Secured by Letter of Credit, dated August 31, 2005, among the lenders signatory thereto, Bianca of Nevada, Inc., as payee, and The Walking Company, as maker. (8)

10.10	Amended and Restated 1997 Performance Award Plan (5)

10.10A	Form of Employee Nonqualified 1997 Performance Award Plan (2)

10.10B	Terms and Conditions for Non-Qualified Options Granted under the Amended and Restated 1997 Performance Award Plan (4)

10.10C	Form of Eligible Director Non-Qualified Stock Option Agreement (4)

10.11	Lease between Big Dog USA, Inc. and The Prudential Insurance Company of America dated November 4, 1997 (3)

10.12	Form of Indemnification Agreement (1)

21.1	List of Subsidiaries of Big Dog Holdings, Inc. (6)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Loan and Security Agreement, dated March 3, 2004, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and The Walking Company (formerly TWC Acquisition Corp.), as borrower.(1)

99.2
Third Amendment to Loan and Security Agreement, dated March 3, 2004, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc. and CSI Acquisition Corporation, as borrowers.(1)

99.3
First Amended, Restated and Consolidated Loan and Security Agreement, dated July 7, 2005, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc., and The Walking Company, as borrowers. (7)

(1)
Incorporated by reference from the Company’s Current Report on Form 8-K filed as of March 3, 2004. The exhibits and schedules to the Plan have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Big Dog Holdings, Inc. will furnish copies of any of such exhibits and schedules to the Securities and Exchange Commission upon request.

(2)	Incorporated by reference from the Company’s S-1 Registration Statement (No. 333-33027) as amended , which became effective September 25, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference from the Company’s Schedule TO filed July 31, 2000.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.