Form 10-Q
period 2006-03-31
BIG DOG HOLDINGS INC
filed 2006-05-12
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22963

BIG DOG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1868665
(State or jurisdiction of incorporation or organization)	(IRS employer identification no.)

121 GRAY AVENUE
SANTA BARBARA, CALIFORNIA 93101
(Address of principal executive offices) (zip code)

(805) 963-8727
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated Filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at May 12, 2006 was 9,175,082 shares.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

Index

PART 1.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$740,000	$3,530,000
Receivables, net	1,061,000	894,000
Inventories, net	57,249,000	44,518,000
Prepaid expenses and other current assets	2,153,000	1,046,000
Deferred income taxes	3,503,000	1,681,000
Total current assets	64,706,000	51,669,000
PROPERTY AND EQUIPMENT, Net	15,118,000	11,931,000
INTANGIBLE ASSETS, Net	4,387,000	4,473,000
GOODWILL	3,131,000	3,131,000
DEFERRED INCOME TAXES	1,835,000	1,187,000
OTHER ASSETS	358,000	362,000
TOTAL ASSETS	$89,535,000	$72,753,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$17,417,000	$2,796,000
Current portion of long-term debt	1,882,000	1,775,000
Accounts payable	15,222,000	7,478,000
Income taxes payable	-	1,367,000
Accrued expenses and other current liabilities	4,926,000	6,614,000
Total current liabilities	39,447,000	20,030,000
NOTES PAYABLE	4,360,000	4,565,000
CAPITAL LEASE OBLIGATIONS	12,000	47,000
DEFERRED RENT AND LEASE INCENTIVES	1,533,000	1,468,000
DEFERRED GAIN ON SALE-LEASEBACK	182,000	195,000
TOTAL LIABILITIES	45,534,000	26,305,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,873,880 and 10,784,280 issued at March 31, 2006 and December 31, 2005, respectively	109,000	108,000
Additional paid-in capital	26,628,000	25,914,000
Retained earnings	26,710,000	29,872,000
Treasury stock, 1,710,598 at March 31, 2006 and December 31, 2005, respectively	(9,446,000)	(9,446,000)
Total stockholders' equity	44,001,000	46,448,000
TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$89,535,000	$72,753,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
	2006	2005
NET SALES	$38,671,000	$31,345,000
COST OF GOODS SOLD	18,574,000	15,118,000
GROSS PROFIT	20,097,000	16,227,000

OPERATING EXPENSES:
Selling, marketing and distribution	22,639,000	18,267,000
General and administrative	2,247,000	1,743,000
Total operating expenses	24,886,000	20,010,000

LOSS FROM OPERATIONS	(4,789,000)	(3,783,000)

INTEREST INCOME	2,000	40,000
INTEREST EXPENSE	(269,000)	(151,000)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(5,056,000)	(3,894,000)

BENEFIT FROM INCOME TAXES	(1,896,000)	(1,480,000)

NET LOSS	$(3,160,000)	$(2,414,000)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.35)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	9,092,000	9,180,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,160,000)	$(2,414,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,321,000	953,000
Excess tax benefits from share-based payment arrangements	(198,000)	(3,000)
Stock based compensation	75,000	-
Amortization of deferred financing fees	4,000	57,000
Loss on disposition of property and equipment	-	3,000
Deferred income taxes	(2,272,000)	(1,750,000)
Changes in operating assets and liabilities, net of Steve’s Shoes, Inc. acquisition:
Receivables	(168,000)	(144,000)
Inventories	(10,662,000)	(12,337,000)
Prepaid expenses and other assets	(1,107,000)	(596,000)
Accounts payable	7,743,000	7,595,000
Income taxes payable	(1,367,000)	(2,643,000)
Accrued expenses and other current liabilities	(1,687,000)	(1,347,000)
Deferred rent	64,000	297,000
Deferred gain on sale-leaseback	(13,000)	(13,000)
Net cash used in operating activities	(11,427,000)	(12,342,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,989,000)	(356,000)
Proceeds from the sales of property and equipment	-	1,000
Acquisition of Steve’s Shoes, net of cash acquired	(4,501,000)	-
Net cash used in investing activities	(6,490,000)	(355,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under lines of credit agreement	14,621,000	8,507,000
Repayment of notes payable	(94,000)	(30,000)
Proceeds from exercise of stock options	441,000	12,000
Tax benefit from stock-based compensation	198,000	3,000
Repayment of capital lease obligations	(39,000)	(37,000)
Net cash provided by financing activities	15,127,000	8,455,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,790,000)	(4,242,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,530,000	4,670,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$740,000	$428,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$278,000	$82,000
Income taxes	$1,941,000	$2,915,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF STEVE’S SHOES, INC.:
Inventory	$2,069,000
Properties	2,432,000
Net cash effect due to acquisition of net assets of Steve’s Shoes, Inc.	$4,501,000

See notes to the consolidated financial statements.

Index

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

The interim financial statements for the three months ended March 31, 2006 contain the results of operations since January 31, 2006, of the Company’s acquisition of primarily all the assets of Steve’s Shoes, Inc. For a complete description of the acquisition see Note 2 below.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (collectively, the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2.   Acquisitions

Footworks

On August 31, 2005, the Company acquired substantially all of the assets of Footworks, a division of a privately held shoe retailer. The total purchase price was approximately $10.1 million which included payment and issuance of cash and notes by the Company pursuant to the definitive agreement. The acquisition includes a chain of 7 retail stores selling comfort shoes and accessories. Footworks’ operations have historically focused on high-visibility stores in Las Vegas, Nevada. The Company has converted the majority of the acquired stores into “The Walking Company” stores. Through an independent valuation, intangibles related to below market leases acquired are valued at approximately $4.4 million and acquired trademark intangibles are valued at approximately $0.1 million. Goodwill recorded in connection with the acquisition is approximately $3.1 million. The results of the Company’s operations for the Footworks stores have been included in the Company’s consolidated financial statements since the acquisition. Pro forma results of operations are not presented as the acquisition is not considered material to the Company’s consolidated financial statements.

Steve’s Shoes, Inc.

On January 31, 2006, the Company acquired through bankruptcy court substantially all of the assets and assumed certain liabilities of Steve’s Shoes, Inc., pursuant to an asset purchase agreement for a purchase price of approximately $4.2 million. The Company also incurred acquisition related costs of $0.3 million. Of this amount $2.4 million was allocated to fixed assets and $2.1 million was allocated to inventory. The Company also assumed liability for outstanding sales returns and gift certificates. The purchase price allocation is subject to adjustment related to additional acquisition related costs and assumed liabilities and is expected to be finalized in the first quarter 2007.

Index

Under the terms of the asset purchase agreement, a subsidiary of the Company, The Walking Company (“TWC”) acquired substantially all of the assets of Steve’s Shoes Inc. including, but not limited to, the inventory and fixed assets of 37 stores. The primary reason for the acquisition was to continue the growth of TWC by acquiring stores in strategic locations. During 2006, the Company will be converting the majority of the acquired stores into “The Walking Company” stores. The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations have been consolidated in the Company’s financial statements since acquisition on January 31, 2006.

The Company funded the purchase price by drawing upon existing lines of credit, and from available cash. No goodwill was recorded in connection with the acquisition. Pro forma results of operations will not be presented as the acquisition is not considered material (either individually or combined with Footworks) to the Company’s consolidated financial statements.

NOTE 3.   Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the “Amended Credit Agreement”). Prior to the July 2005 amendment (as discussed below), the Amended Credit Agreement, provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%.

In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July, 2005. Prior to the July 2005 amendment, the line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate is either the Bank’s base rate or a LIBOR loan rate plus a margin which ranges up to 2.75%.

In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance.  The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company’s capital expenditures. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate (7.75% on March 31, 2006) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had $15,000,000 of LIBOR loans outstanding at March 31, 2006 at an average rate of 6.28%. The Amended Credit Agreement expires in October 2009. At March 31, 2006, the Company had approximately $17,417,000 outstanding under this credit agreement and $3,336,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks.

Index

In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3,000,000 two-year unsecured revolving promissory note facility with Israel Discount Bank (“IDB”). In February of 2005, this facility was cancelled by the Company.

Long-term Borrowings

Notes Payable

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 began in March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.25% at March 31, 2006). At March 31, 2006, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At March 31, 2006, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

As part of the acquisition of the assets of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At March 31, 2006 and December 31, 2005, $60,000 and $59,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of March 31, 2006 and December 31, 2005, the remaining notes had a balance of $82,000 and $121,000, respectively.

Note 4.    Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $75,000 for the three month period ended March 31, 2006, and the Company recorded a related $29,000 deferred tax benefit.

Index

    Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $198,000 tax benefit for the quarter ended March 31, 2006 related to the exercise of stock options for which no compensation expense was recorded.

Stock-based compensation for the three month period ended March 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

Three Months Ended March 31, 2005

Net loss, as reported	$(2,414,000)
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(90,000)
Pro forma net loss	$(2,504,000)
Loss per share:
Basic - Common Stock - as reported	$(0.26)
Basic - Common Stock - pro forma	$(0.27)
Diluted - as reported	$(0.26)
Diluted - pro forma	$(0.27)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options issued in the last three years. There were no options issued in the three months ended March 31, 2006.

Expected volatility	35%
Expected lives	7 yrs.
Risk-free interest rate	4.28%
Expected dividend yield	none

Index

Expected volatilities are based on the historical volatility of the Company’s common stock for the past seven years. The risk free interest rate is based upon quoted market yields for Unites States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends. Expected term is derived from the historical option exercise behavior.

The following table summarizes stock option activity during the three month period ended March 31, 2006:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,085,500	$5.10
Granted	-	-
Exercised	(89,600)	4.83
Forfeited	(10,300)	4.85

Outstanding at March 31, 2006	1,985,600	$5.12	5.01	$13,166,000

Vested and expected to vest at March 31, 2006	1,707,616	$5.12	5.01	$11,323,000

Exercisable at March 31, 2006	1,659,300	$5.64	4.43	$10,665,000

The weighted-average grant-date fair value of options granted during the three month period ended March 31, 2006 and 2005 was $0 and $2.95 respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2006 and 2005 was $649,000 and $21,000, respectively.

As of March 31, 2006, there was $454,000 of total unrecognized compensation cost, net of a 14% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the three month period ended March 31, 2006 was $75,000.

NOTE 5.   Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of March 31, 2006, the Company had repurchased 1,710,598 shares totaling $9,446,000.

NOTE 6.   Segment Information

The Company currently has two reportable segments: (i) Big Dog Sportswear business, and (ii) The Walking Company business.

The Big Dog Sportswear business includes the Company’s 167 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

Index

The Walking Company business includes the Company’s 137 Walking Company stores located primarily in leading retail malls. Stores acquired in the Footworks and Steve’s Shoes, Inc. acquisitions are included in The Walking Company.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage. Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three months ended March 31, 2006 and 2005:

	Big Dog Sportswear	The Walking Company	Total

Three months ended March 31, 2006

Statements of Operations:
Sales	$13,135,000	$25,536,000	$38,671,000
Net Loss	$(2,540,000)	$(620,000)	$(3,160,000)

Balance Sheet:
Total assets	$34,341,000	$55,194,000	$89,535,000

Three months ended March 31, 2005

Statements of Operations:
Sales	$14,769,000	$16,576,000	$31,345,000
Net Loss	$(1,964,000)	$(450,000)	$(2,414,000)

Balance Sheet:
Total assets	$38,706,000	$30,046,000	$68,752,000

NOTE 7.   Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

Index

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. The Company has no hybrid financial instruments and as a result does not expect this Standard will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Company does not have servicing assets or liabilities and as a result does not expect this Standard will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP FAS 13-1”), “Accounting for Rental Costs Incurred during Construction Period.” FSP FAS 13-1 clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, SFAS No.151 requires that a lessee shall cease capitalizing rental costs as of the effective date of this FSP FAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP FAS 13-1. FSP FAS 13-1 is effective for periods beginning after December 15, 2005. The adoption of FSP FAS 13-1 did not have a material impact on our consolidated operating results or financial condition.

NOTE 8.   Commitments and Contingencies

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

Index

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

In addition, the Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its operation or financial condition.

NOTE 9.   Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share.

For the three months ended March 31, 2006 and 2005, excluded from the computation of diluted net loss per share were stock options to purchase 1,984,600 and 1,470,000 shares, respectively.

NOTE 10.   Subsequent Event

On March 13, 2006, the Company entered into a ten year lease for a new distribution center to be built in Charlotte, North Carolina. The lease calls for annual base rent of $751,500 for the first five years and $838,472 for year 6 through year 10. The lease provides for the construction of a 229,500 square foot facility on a build-to-suit basis and was contingent upon the landlord acquiring the land on which the facility was to be built. Subsequent to quarter end, in May 2006, the land was successfully acquired. The Company has the option to purchase the facility after five years.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes related thereto. Certain minor differences in the amounts below result from rounding of the amounts shown in the consolidated financial statements.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2005. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Index

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q, and the annual audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Factors Affecting Comparability

As previously explained, the Company acquired the assets of Footworks on August 31, 2005 and Steve’s Shoes, Inc. on January 31, 2006. As a result, period-to-period comparisons may not be meaningful. See Note 2 to the Consolidated Financial Statements.

Three Months Ended March 31, 2006 and 2005

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $38.7 million for the three months ended March 31, 2006 from $31.3 million for the same period in 2005, an increase of $7.4 million, or 23.6%.

The Walking Company Sales. The Walking Company sales increased $9.0 million primarily as a result of opening new stores and the acquisitions of Footworks and Steve’s Shoes, Inc. Of the $9.0 million, $3.2 million was from the acquisition of Steve’s Shoes in January of 2006, $2.9 million was from the acquisition of Footworks in August of 2005, $1.2 million was from the 7.8% increase in TWC same store sales, and the remaining increase of $1.7 million was a result of increased sales for stores not yet qualifying as comparable stores, which includes new stores opened in the period netted against the closure of unprofitable stores. The increase in TWC comparable store sales was primarily related to merchandise selection at the TWC stores.

Big Dog Sportswear Sales. Big Dog Sportswear sales decreased by $1.7 million. Of this, $1.0 million was attributable to a 7.4% decrease in Big Dog Sportswear comparable store sales for the period, and $0.7 million was attributable to the closure of unprofitable stores. The decrease in Big Dog Sportswear comparable store sales was primarily related to a decrease in consumer traffic in our stores and outlet locations.

GROSS PROFIT. Gross profit increased to $20.1 million for the three months ended March 31, 2006 from $16.2 million for the same period in 2005, an increase of $3.9 million, or 24.1%. As a percentage of net sales, gross profit increased to 52.0% in the three months ended March 31, 2006 from 51.8% for the same period in 2005. TWC’s gross profit increased in the three months ended March 31, 2006 to 51.6% compared to 50.8% for 2005. The 0.8% increase was primarily attributable to improved merchandising (i.e. merchandise selection and pricing). The Big Dogs’ gross profit for the three month period ended March 31, 2006 remained relatively constant at 52.7% compared to 52.8% in the same period in 2005. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

Index

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $22.6 million in the three months ended March 31, 2006 from $18.3 million for the same period in 2005, an increase of $4.3 million, or 23.5%. The $4.3 million increase is primarily related to the acquisitions of Steve’s Shoes, Inc. in January of 2006 and Footworks in August of 2005 and the revenue increase relating to TWC non-comparative store sales and an increase in same-store sales. As a percentage of net sales, these expenses remained fairly constant at 58.5% in the three months ended March 31, 2006 compared to 58.3% in the same period in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $2.2 million for the three months ended March 31, 2006 from $1.7 million for the same period in 2005. As a percentage of net sales, these expenses increased to 5.8% in the three months ended March 31, 2006 from 5.6% for the same period in 2005. The increase as a percentage of sales is primarily related to the adoption of FAS123r which required the Company to recognize $75,000 in compensation expense on the unvested portion of stock options outstanding.

INTEREST INCOME. Interest income for the periods ended March 31, 2006 and 2005 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $0.3 million for the three months ended March 31, 2006 from $0.2 million for the same period in 2005. The slight increase in interest expense was due to additional borrowings. Such increased level of interest expense is expected to continue in future periods as a result of The Walking Company, Footworks and Steve’s Shoes, Inc. acquisitions.

INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 37.5%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in “Seasonality” below.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2006, the Company’s primary uses of cash were for merchandise inventories, the acquisition of Steve’s Shoes, Inc., income tax payments, and general operating activity. The Company satisfied its cash requirements from short-term borrowings under its line of credit agreements and existing cash balances.

Index

Cash used in operating activities was $11.4 million and $12.3 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash used in operating activities is principally due to a decrease in cash used for merchandise inventory.

Cash used in investing activities was $6.5 million and $0.4 million for the three months March 31, 2006 and 2005, respectively. Of the cash used in investing activities in 2006, $4.5 million relates to the acquisition of Steve’s Shoes, Inc. And $2.0 million relates primarily to TWC new stores capital expenditures.

Cash provided by financing activities was $15.1 million in the three months ended March 31, 2006 compared to $8.5 million in the same period in 2005. The increase is primarily due to increased cash borrowings under the lines of credit.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the “Amended Credit Agreement”). Prior to the July 2005 amendment, the Amended Credit Agreement, provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3 million. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants is compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%.

In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July, 2005. Prior to the July 2005 amendment, the line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate is either the Bank’s base rate or a LIBOR loan rate plus a margin which ranges up to 2.75%.

In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance.  The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company’s capital expenditures. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate (7.75% on March 31, 2006) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had $15,000,000 of LIBOR loans outstanding at March 31, 2006 at an average rate of 6.28%. The Amended Credit Agreement expires in October 2009. At March 31, 2006, the Company had approximately $17,417,000 outstanding under this credit agreement and $3,336,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks.

Index

In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3,000,000 two-year unsecured revolving promissory note facility with Israel Discount Bank (“IDB”). In February of 2005, this facility was cancelled by the Company.

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 began in March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.25% at March 31, 2006). At March 31, 2006, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At March 31, 2006, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At March 31, 2006 and December 31, 2005, $60,000 and $59,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of March 31, 2006 and December 31, 2005, the remaining notes had a balance of $82,000 and $121,000, respectively.

The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

COMMITMENTS AND OBLIGATIONS

As of March 31, 2006, we had the following obligations, net of interest:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$17,417,000	$17,417,000	$-	$-	$-
Notes payable	5,945,000	1,667,000	3,278,000	1,000,000	-
Priority tax claims	142,000	60,000	82,000	-	-

Contractual Obligations:
Operating leases	128,587,000	29,572,000	43,646,000	26,336,000	29,033,000
Capital leases	167,000	155,000	12,000	-	-

Other Commercial Commitments:
Letters of credit	3,336,000	1,336,000	2,000,000	-	-

Total Commitments	$155,594,000	$50,207,000	$49,018,000	$27,336,000	$29,033,000

Index

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

SEASONALITY

The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company’s Big Dog Sportswear stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The Company believes that the seasonality of The Walking Company stores will more closely resemble traditional retailers. The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company’s annual sales and profits. The Company has historically incurred operating losses in the first half of the year and may be expected to do so in the foreseeable future.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. In the normal course of business, the consolidated financial position and results of operations of the Company are subject to market risk associated with interest rate movements on borrowings. The Company’s credit facilities contain a performance-pricing structured-interest charge, ranging up to LIBOR plus 2.75% based on excess availability levels. The Company’s market risk on interest rate movements will increase based on higher borrowing levels. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Index

ITEM 4:
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  Based on the evaluation of our management, including the Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act ("Act") is recorded, processed, summarized and reported within the time periods as defined under the Act.  There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

In addition, the Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its operation or financial condition.

ITEM 1A:	RISK FACTORS

There have been no significant changes in the Company’s risk factors since the filing of the 2005 Form 10-K.

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5:	OTHER INFORMATION
Not applicable

Index

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
10.1	Lease agreement between TKC XCIX, LLC, a North Carolina Limited Liability Company, as landlord, and Big Dog Holdings, Inc., a Delaware Corporation as Tenant dated March 13, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On February 1, 2006 the Company filed a Form 8-K to disclose the acquisition of Steve’s Shoes and fourth quarter sales results.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG DOG HOLDINGS, INC.

May 12, 2006	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2006	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)