Form 10-Q
period 2006-06-30
BIG DOG HOLDINGS INC
filed 2006-08-14
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at June 30, 2006 was 9,195,742 shares.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

Index

PART 1.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$766,000	$3,530,000
Receivables, Net	856,000	894,000
Inventories, Net	56,090,000	44,518,000
Prepaid expenses and other current assets	3,060,000	1,046,000
Deferred income taxes	3,288,000	1,681,000
Total current assets	64,060,000	51,669,000
PROPERTY AND EQUIPMENT, Net	15,850,000	11,931,000
INTANGIBLE ASSETS, Net	4,300,000	4,473,000
GOODWILL	3,131,000	3,131,000
DEFERRED INCOME TAXES	1,891,000	1,187,000
OTHER ASSETS	398,000	362,000
TOTAL	$89,630,000	$72,753,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$23,446,000	$2,796,000
Current portion of long-term debt	1,839,000	1,775,000
Accounts payable	8,098,000	7,478,000
Income taxes payable	-	1,367,000
Sales tax payable	1,104,000	1,596,000
Accrued expenses and other current liabilities	4,116,000	5,018,000
Total current liabilities	38,603,000	20,030,000
NOTES PAYABLE	4,176,000	4,565,000
CAPITAL LEASE OBLIGATIONS	4,000	47,000
DEFERRED RENT AND LEASE INCENTIVES	1,691,000	1,468,000
DEFERRED GAIN ON SALE-LEASEBACK	169,000	195,000
Total liabilities	44,643,000	26,305,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,906,340 and 10,784,280 issued at June 30, 2006 and December 31, 2005, respectively	109,000	108,000
Additional paid-in capital	26,973,000	25,914,000
Retained earnings	27,351,000	29,872,000
Treasury stock, 1,710,598 and 1,710,598 at June 30, 2006 and December 31, 2005, respectively	(9,446,000)	(9,446,000)
Total stockholders' equity	44,987,000	46,448,000
TOTAL	$89,630,000	$72,753,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
NET SALES	$53,178,000	$43,441,000	$91,848,000	$74,786,000
COST OF GOODS SOLD	23,795,000	18,761,000	42,369,000	33,879,000
GROSS PROFIT	29,383,000	24,680,000	49,479,000	40,907,000

OPERATING EXPENSES:
Selling, marketing and distribution	25,497,000	19,327,000	48,136,000	37,594,000
General and administrative	2,346,000	2,286,000	4,593,000	4,029,000
Total operating expenses	27,843,000	21,613,000	52,729,000	41,623,000

INCOME (LOSS) FROM OPERATIONS	1,540,000	3,067,000	(3,250,000)	(716,000)

INTEREST INCOME	2,000	1,000	4,000	41,000
INTEREST EXPENSE	(516,000)	(297,000)	(785,000)	(448,000)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,026,000	2,771,000	(4,031,000)	(1,123,000)

PROVISION (BENEFIT) FOR INCOME TAXES	385,000	1,053,000	(1,512,000)	(427,000)

NET INCOME (LOSS)	$641,000	$1,718,000	$(2,519,000)	$(696,000)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.07	$0.19	$(0.28)	$(0.08)
DILUTED	$0.06	$0.18	$(0.28)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,177,000	9,187,000	9,135,000	9,183,000
DILUTED	10,308,000	9,760,000	9,135,000	9,183,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,519,000)	$(696,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,859,000	1,928,000
Stock option compensation	118,000	-
Excess tax benefits from share-based payment arrangements	(321,000)	-
Amortization of deferred financing fees	8,000	70,000
Provision for losses on receivables	1,000	1,000
Loss on disposition of property and equipment	-	27,000
Deferred income taxes	(1,990,000)	(812,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	38,000	(357,000)
Inventories	(9,102,000)	(4,826,000)
Prepaid expenses and other assets	(2,049,000)	60,000
Accounts payable	620,000	(27,000)
Income taxes payable	(1,394,000)	(2,570,000)
Accrued expenses and other current liabilities	(1,367,000)	(956,000)
Deferred rent	222,000	390,000
Deferred gain on sale-leaseback	(26,000)	(26,000)
Net cash used in operating activities	(14,902,000)	(7,794,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,323,000)	(1,988,000)
Prepaid acquisition costs	-	(1,100,000)
Proceeds from the sales of property and equipment	2,000	1,000
Acquisition of Steve’s Shoes, net of cash acquired	(4,744,000)	-
Other	(21,000)	(3,000)
Net cash used in investing activities	(9,086,000)	(3,090,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	20,650,000	7,080,000
Repurchase of common stock	-	(137,000)
Repayment of notes payable	(277,000)	(190,000)
Tax benefit from stock-based compensation	321,000	-
Exercise of stock options	621,000	146,000
Repayment of capital lease obligations	(91,000)	(91,000)
Net cash provided by financing activities	21,224,000	6,808,000
NET DECREASE IN CASH	(2,764,000)	(4,076,000)
CASH, BEGINNING OF PERIOD	3,530,000	4,670,000
CASH, END OF PERIOD	$766,000	$594,000
See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	June 30,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$581,000	$300,000
Income taxes	$1,846,000	$2,955,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF STEVE’S SHOES, INC.:
Inventory	$2,469,000
Properties	2,275,000
Net cash effect due to acquisition of net assets of Steve’s Shoes, Inc.	$4,744,000

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

The interim financial statements for the six months ended June 30, 2006 contain the results of operations since January 31, 2006, of the Company’s acquisition of primarily all the assets of Steve’s Shoes, Inc. For a complete description of the acquisition see Note 2 below.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (collectively, the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Steve’s Shoes, Inc.

On January 31, 2006, the Company acquired, through bankruptcy court, substantially all of the assets and assumed certain liabilities of Steve’s Shoes, Inc., pursuant to an asset purchase agreement for a purchase price of approximately $4.2 million. The Company also incurred acquisition related costs of $0.6 million. Of this amount $2.3 million was allocated to fixed assets and $2.5 million was allocated to inventory. The Company also assumed liabilities for certain outstanding sales returns and gift certificates. The purchase price allocation is subject to adjustment related to additional acquisition related costs and assumed liabilities and is expected to be finalized in the first quarter 2007.

Index

Under the terms of the asset purchase agreement, a subsidiary of the Company, The Walking Company (“TWC”) acquired substantially all of the assets of Steve’s Shoes Inc. including, but not limited to, the inventory and fixed assets of 37 stores. The primary reason for the acquisition was to continue the growth of TWC by acquiring stores in strategic locations. During 2006 and 2007, the Company will be converting the majority of the acquired stores into “The Walking Company” stores. The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations have been consolidated in the Company’s financial statements since acquisition on January 31, 2006.

The Company funded the purchase price by drawing upon existing lines of credit, and from available cash. No goodwill was recorded in connection with the acquisition. Pro forma results of operations will not be presented as the acquisition is not considered material (either individually or combined with Footworks) to the Company’s consolidated financial statements.

NOTE 3. Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the “Amended Credit Agreement”). Prior to the July 2005 amendment (as discussed below), the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranges from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%.

In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was either the Bank’s base rate or a LIBOR loan rate plus a margin which ranges up to 2.75

In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance.  The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company’s capital expenditures. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had $22,500,000 of LIBOR loans outstanding at June 30, 2006 at an average rate of 6.32% and $946,000 of loans outstanding at the bank’s base rate (8.25% on June 30, 2006). The Amended Credit Agreement expires in October 2009. At June 30, 2006, the Company had a total of approximately $23,446,000 outstanding under this credit agreement, with includes LIBOR loans and loans based on the bank’s base rate. The Company also has $2,266,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks. Historically, the Company has used this credit facility to finance increases in inventory in advance of the summer, back-to-school and holiday seasons. In addition, this facility has been used in part to facilitate TWC store growth.

Index

In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3,000,000 two-year unsecured revolving promissory note facility with Israel Discount Bank (“IDB”). In February of 2005, this facility was cancelled by the Company.

Long-term Borrowings

Notes Payable

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 began in March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% at June 30, 2006). At June 30, 2006, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At June 30, 2006, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

As part of the acquisition of the assets of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At June 30, 2006 and December 31, 2005, $60,000 and $59,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets. As of June 30, 2006 and December 31, 2005, the remaining notes had a balance of $65,000 and $121,000, respectively.

Note 4. Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $43,000 and $118,000 for the three and six month periods ended June 30, 2006, respectively and is included in Operating Expenses in the accompanying Consolidated Statement of Operations. The Company also recorded a related $14,000 and $43,000 deferred tax benefit for the three and six month periods ended June 30, 2006.

Index

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $123,000 tax benefit for the quarter ended June 30, 2006 related to the exercise of stock options for which no compensation expense was recorded.

Stock-based compensation for the six month period ended June 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss):
As reported	$1,718,000	$(696,000)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(240,000)	(329,000)
Pro forma net income (loss)	$1,478,000	$(1,025,000)

Net income (loss) per share:
As reported:
Basic	$0.19	$(0.08)
Diluted	$0.18	$(0.08)
Pro forma:
Basic	$0.16	$(0.11)
Diluted	$0.15	$(0.11)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options granted in the three and six month periods ended June 30, 2005. There were no options granted in the three or six months ended June 30, 2006.

Index

Expected volatility	35%
Expected lives	7 yrs.
Risk-free interest rate - high	4.28%
Risk-free interest rate - low	3.95%
Expected dividend yield	none

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends. Expected term is derived from the historical option exercise behavior.

The following table summarizes stock option activity during the six month period ended June 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at December31, 2005	2,085,500	$5.10
Granted	-	-
Exercised	(122,060)	5.02
Forfeited	(11,700)	4.82

Outstanding at June30, 2006	1,951,740	$5.11	4.87	$13,743,000

Vested and expected to vest at June 30, 2006	1,908,774	$5.11	4.87	$13,398,000

Exercisable at June30, 2006	1,644,840	$5.62	4.31	$11,281,000

The weighted-average grant-date fair value of options granted during the three and six month periods ended June 30, 2005 was $2.72 and $2.74 respectively. No options were granted in the three and six month periods ended June 30, 2006. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $241,000 and $892,000, respectively. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2005 was $65,000 and $73,000, respectively. The intrinsic value is the amount by which the current market value exceeds the exercise price of the stock option.

As of June 30, 2006, there was $412,000 of total unrecognized compensation cost, net of a 14% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the three month period ended June 30, 2006 was $33,000.

Index

Cash received from option exercise under share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $613,000 and $116,000, respectively.

NOTE 5. Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of June 30, 2006, the Company had repurchased 1,710,598 shares totaling $9,446,000.

NOTE 6. Segment Information

The Company currently has two reportable segments: (i) Big Dog Sportswear business, and (ii) The Walking Company business.

The Big Dog Sportswear business includes the Company’s 161 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

The Walking Company business includes the Company’s 133 Walking Company stores located primarily in leading retail malls. Stores acquired in the Footworks and Steve’s Shoes, Inc. acquisitions are included in The Walking Company.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage. Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three and six months ended June 30, 2006 and 2005:

	Big Dog	The Walking
	Sportswear	Compan y	Total

Three months ended June 30, 2006
Sales	$19,738,000	$33,440,000	$53,178,000
Net Income	$229,000	$412,000	$641,000
Total assets	$36,974,000	$52,656,000	$89,630,000

Three months ended June 30, 2005
Sales	$21,973,000	$21,468,000	$43,441,000
Net Income	$864,000	$854,000	$1,718,000
Total assets	$35,886,000	$25,861,000	$61,747,000

Six months ended June 30, 2006
Sales	$32,873,000	$58,975,000	$91,848,000
Net (Loss) Income	$(2,312,000)	$(207,000)	$(2,519,000)
Total assets	$36,974,000	$52,656,000	$89,630,000

Six months ended June 30, 2005
Sales	$36,742,000	$38,044,000	$74,786,000
Net (Loss) Income	$(1,100,000)	$404,000	$(696,000)
Total assets	$35,886,000	$25,861,000	$61,747,000

Index

NOTE 7. Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154 in 2006 and does not believe that it will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

Index

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

In 2002, the Company entered into two transactions relating to the short-sale and repurchase of Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The IRS contends that the transactions were incorrectly characterized for IRS purposes. The notice of proposed changes to our 2002 federal income tax return would result in additional tax due of approximately $1.6 million plus penalties. The Company has obtained expert legal tax counsel and its case has been accepted into the Los Angeles Appeals Office for September 2006. The Company believes that it has meritorious defenses and intends to vigorously contest the proposed adjustments. The Company does not believe the IRS will prevail in this matter and has not recorded a reserve for this proposed tax adjustment in the accompanying consolidated financial statements.

Lease Contingency

On March 13, 2006, the Company entered into a ten year operating lease for a new distribution center to be built in Charlotte, North Carolina. The lease calls for annual base rent of $751,500 for the first five years and $838,472 for year 6 through year 10. The lease provides for the construction of a 229,500 square foot facility on a build-to-suit basis and was contingent upon the landlord acquiring the land on which the facility was to be built. In May 2006, the land was successfully acquired by the landlord and construction of the facility commenced soon after. The Company anticipates being able to move into the facility in October 2006. The Company has the option to purchase the facility after five years.

Litigation

In July 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC (“BDM”) in the Central District of California. The complaint alleged breach and wrongful termination of a trademark license agreement.  BDM sought $1.5 million in liquidation damages and attorneys fees.  The Company countersued. In July 2006 the parties agreed to dismiss all claims against each other, with no compensation being paid by either party.

In addition, from time to time the Company is involved in pending or threatened litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse impact on its operations or financial condition.

NOTE 9. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted earnings (loss) per share.

Index

For the three months ended June 30, 2006 and 2005, excluded from the computation of diluted earnings per share were stock options to purchase 1,130,655 and 573,690 shares, respectively. For the six months ended June 30, 2006 and 2005, excluded from the computation of diluted earnings per share were stock options to purchase 1,951,740 and 2,164,408 shares, respectively.

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

RESULTS OF OPERATIONS

Factors Affecting Comparability

As previously explained, the Company acquired Footworks on August 31, 2005 and Steve’s Shoes on January 31, 2006. As a result, period-to-period comparisons may not be meaningful. See Note 2 to the Consolidated Financial Statements.

Three Months Ended June 30, 2006 and 2005

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $53.2 million for the three months ended June 30, 2006 from $43.4 million for the same period in 2005, an increase of $9.8 million, or 22.6%. The increase was primarily attributable to the acquisitions of Footworks and Steve’s Shoes, Inc. which increased sales by $3.0 million and $5.9 million in 2006. In addition $1.2 million related to an 5.9% increase in comparable store sales for TWC, $1.9 million was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes new stores opened in the period, and a $0.2 million was attributable to an increase in the Company’s Big Dog Sportswear catalog/Internet business. The increases were offset by $1.0 million attributable to a 5.3% decrease in Big Dog Sportswear comparable store sales for the period, and $1.4 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of 6 unprofitable stores in the period. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations.

Index

GROSS PROFIT. Gross profit increased to $29.4 million for the three months ended June 30, 2006 from $24.7 million for the same period in 2005, an increase of $4.7 million, or 19.0%. As a percentage of net sales, gross profit decreased to 55.3% in the three months ended June 30, 2006 from 56.8% for the same period in 2005. The 1.5% decrease is attributable to the continued shift of sales to TWC from Big Dogs, a higher margined business. Also, TWC’s gross profit increased in the three months ended June 30, 2006 to 52.4% compared to 51.8% for 2005. The 0.6% increase was primarily attributable to improved merchandise selection and pricing from TWC vendors. The Big Dogs’ gross profit decreased to 60.1% in the three month period ended June 30, 2006 from 61.7% in the same period in 2005. The 1.6% decrease was primarily due to a shift towards promotional sales from higher margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $25.5 million in the three months ended June 30, 2006 from $19.3 million for the same period in 2005, an increase of $6.2 million, or 32.1%. As a percentage of net sales, selling, marketing and distribution expenses increased to 47.9% in the three months ended June 30, 2006 from 44.5% for the same period in 2005. Of the 3.4% increase, 1.6% was attributable to declining revenue at Big Dogs, 1.1% is attributable to the lower contribution from the Steve’s Shoes acquisition and the remaining increase reflects increased expenses in corporate type distribution and selling expenses (e.g. merchandising, marketing, etc.).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $2.4 million for the three months ended June 30, 2006 from $2.3 million for the same period in 2005. As a percentage of net sales, these expenses decreased to 4.4% in the three months ended June 30, 2006 from 5.3% for the same period in 2005. The decrease is primarily the result of spreading these expenses over an increasing sales base.

INTEREST INCOME. Interest income for the three month periods ended June 30, 2006 and 2005 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $0.5 million for the three month period ended June 30, 2006 from $0.3 million the three month period ended June 30, 2005. The increase is related to borrowing primarily attributable to the Footworks and Steve’s Shoes acquisitions.

Index

INCOME TAXES. The Company recorded income tax expense at its expected effective income tax rate of 37.5%.

Six Months Ended June 30, 2006 and 2005

NET SALES. Net sales increased to $91.9 million for the six months ended June 30, 2006 from $74.8 million for the same period in 2005, an increase of $17.1 million, or 22.9%. The increase was primarily related to the acquisitions of Footworks and Steve’s Shoes, which accounted for an increase in net sales of $5.9 million and $8.6 million, respectively. In addition, an increase of $2.3 million was attributable to a 6.7% increase in comparable store sales for TWC, $3.9 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes new stores opened in the period, a $0.2 million increase in the Company’s TWC catalog/Internet business and a $0.2 million increase in the Company’s Big Dog Sportswear catalog/Internet business. The increases were offset by $2.0 million attributable to a 6.1% decrease in Big Dog Sportswear comparable store sales for the period, and $2.1 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of 21 primarily unprofitable stores netted against one new store opened in the period. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations.

GROSS PROFIT. Gross profit increased to $49.5 million for the six months ended June 30, 2006 from $40.9 million for the same period in 2005, an increase of $8.6 million, or 21.0%. As a percentage of net sales, gross profit decreased to 53.9% in the six months ended June 30, 2006 from 54.7% for the same period in 2005. The .8% decrease is attributable to the continued shift of sales to TWC from Big Dogs, a higher margined business. Also, TWC’s gross profit increased in the six months ended June 30, 2006 to 52.0% compared to 51.4% for 2005. The 0.6% increase was primarily attributable to improved merchandise selection and pricing from TWC vendors. The Big Dogs’ gross profit decreased to 57.2% for the six month period ended June 30, 2006 compared to 58.1% for the same period in 2005. The 0.9% decrease was primarily due to a shift to promotional sales from higher margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $48.1 million in the six months ended June 30, 2006 from $37.6 million for the same period in 2005, an increase of $10.5 million, or 27.9%. The $10.5 million increase is primarily related to the acquisitions of Footworks on August 31, 2005 and Steve’s Shoes on January 31, 2006. As a percentage of net sales, these expenses increased to 52.4% in the six months ended June 30, 2006 from 50.3% in the same period in 2005, an increase of 2.1%. The increase is primarily related to the continued decline in higher margin Big Dog revenue, the acquisition of Steve’s Shoes stores which have higher selling costs than the company’s existing stores, and an increase in corporate merchandising and marketing activities to support TWC store growth.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.6 million for the six months ended June 30, 2006 from $4.0 million for the same period in 2005. As a percentage of net sales, these expenses decreased to 5.0% in the six months ended June 30, 2006 from 5.4% for the same period in 2005. The decrease as a percentage of sales is primarily related to spreading expenses over a larger revenue base.

Index

INTEREST INCOME. Interest income for the six month periods ended June 30, 2006 and 2005 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased from $0.5 million for the six month period ended June 30, 2006 to $0.8 million in the six month period ended June 30, 2005. The increase is primarily related to an increase in acquisition related debt.

INCOME TAXES. The Company recorded an income tax benefit at its expected effective income tax rate of 37.5%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in “Seasonality” below.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2006, the Company’s primary uses of cash were for merchandise inventories, income tax payments, capital expenditures and general operating activity. The Company primarily satisfied its cash requirements from existing cash balances and short-term borrowings under its line of credit agreements.

Cash used in operating activities was $14.9 million and $7.8 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash used in operating activities is principally due to increased purchasing of inventory to support TWC store growth and prepaid expenses related to the Company’s new distribution facility.

Cash used in investing activities was $9.1 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively. Cash used in investing activities in the first six months of 2006 primarily relates to $4.7 million for the acquisition of Steve’s Shoes, and $4.3 million of capital expenditures for TWC new store openings, retrofitting existing TWC and Big Dog stores and corporate additions. Cash used in investing activities in the first six months of 2005 primarily relates to $1.1 million in prepaid acquisition costs, $2.0 million of capital expenditures for TWC, retrofitting existing Big dogs and TWC stores and corporate additions.

Cash provided by financing activities was $21.2 million in the six months ended June 30, 2006 compared to $6.8 million in the same period in 2005. The increase is due to increased cash borrowings under the lines of credit, primarily as a result of the acquisition of Steve’s Shoes, Inc. and continuing TWC store growth.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the “Amended Credit Agreement”). Prior to the July 2005 amendment (as discussed below), the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranges from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%.

Index

In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was either the Bank’s base rate or a LIBOR loan rate plus a margin which ranges up to 2.75.

In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance.  The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of these financial covenants is compliance with a capital expenditures covenant which limits the Company’s capital expenditures. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had $22,500,000 of LIBOR loans outstanding at June 30, 2006 at an average rate of 6.32% and $946,000 of loans outstanding at the bank’s base rate (8.25% on June 30, 2006). The Amended Credit Agreement expires in October 2009. At June 30, 2006, the Company had a total of approximately $23,446,000 outstanding under this credit agreement, with includes LIBOR loans and loans based on the bank’s base rate. The Company also has $2,266,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks. Historically, the Company has used this credit facility to finance increases in inventory in advance of the summer, back-to-school and holiday seasons. In addition, this facility has been used in part to facilitate TWC store growth.

In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3,000,000 two-year unsecured revolving promissory note facility with Israel Discount Bank (“IDB”). In February of 2005, this facility was cancelled by the Company.

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 began in March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.25% at June 30, 2006). At June 30, 2006, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At June 30, 2006, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

Index

As part of the acquisition of the assets of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At June 30, 2006 and December 31, 2005, $60,000 and $59,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of June 30, 2006 and December 31, 2005, the remaining notes had a balance of $65,000 and $121,000, respectively.

The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

COMMITMENTS AND OBLIGATIONS

As of June 30, 2006, we had the following obligations, net of interest:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$23,446,000	$23,446,000	$-	$-	$-
Notes payable	5,843,000	1,667,000	4,176,000	-	-
Priority tax claims	125,000	60,000	65,000	-	-

Contractual Obligations:
Operating leases	140,923,000	29,886,000	46,305,000	30,927,000	33,805,000
Capital leases	116,000	112,000	4,000	-	-

Other Commercial Commitments:

Letters of credit	2,266,000	2,266,000	-	-	-

Total Commitments	$172,719,000	$57,437,000	$50,550,000	$30,927,000	$33,805,000

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

SEASONALITY

The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company’s Big Dog Sportswear stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The seasonality of The Walking Company stores more closely resembles traditional retailers. For both companies, the third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company’s annual sales and profits. Big Dogs has historically incurred operating losses in the first half of the year and may be expected to do so in the foreseeable future.

Index

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. In the normal course of business, the financial position and results of operations of the Company are subject to market risk associated with interest rate movements on borrowings. Currently, the Company’s credit facilities contain a performance-pricing structured-interest charge, ranging up to LIBOR plus 1.75% based on excess availability levels. The Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for borrowings on the credit facility during the six month period ended June 30, 2006 was 7.9%. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of $1,000 for each $1.0 million borrowed. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

ITEM 4:

CONTROLS AND PROCEDURES

At June 30, 2006, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

In July 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC (“BDM”) in the Central District of California. The complaint alleged breach and wrongful termination of a trademark license agreement.  BDM sought $1.5 million in liquidation damages and attorneys fees.  The Company countersued. In July 2006 the parties agreed to dismiss all claims against each other, with no compensation being paid by either party.

Index

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
The Registrant's Annual Meeting of Stockholders was held on June 6, 2006.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement.

The matters voted upon at the Annual Meeting and the results thereof were as follows:

1.	To elect Directors, Andrew D. Feshbach and Fred Kayne, each to hold office for a three-year term and until each of their successors are elected and qualified.

	FOR	AGAINST	ABSTAINED
Andrew D. Feshbach	8,368,696	0	98,020
Fred Kayne	8,368,856	0	97,860

2.	To ratify the election of Singer Lewak Greenbaum and Goldstein LLP as independent certified public accountants for the year ending December 31, 2006.

FOR	AGAINST	ABSTAINED
8,464,783	1,200	733

ITEM 5:	OTHER INFORMATION
Not applicable

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On May 4, 2006 the Company filed a Form 8-K to disclose first quarter financial results and announce that they entered into a material lease.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG DOG HOLDINGS, INC.

August 11, 2006	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2006	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)