Form 10-Q
period 2006-09-30
BIG DOG HOLDINGS INC
filed 2006-11-14
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22963

BIG DOG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1868665
(State or jurisdiction of incorporation or organization)	(IRS employer identification no.)

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at September 30, 2006 was 9,218,023 shares.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

Index

PART 1.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$949,000	$3,530,000
Receivables	1,623,000	894,000
Inventories, Net	71,329,000	44,518,000
Prepaid expenses and other current assets	1,382,000	1,046,000
Deferred income taxes	2,914,000	1,681,000
Total current assets	78,197,000	51,669,000
PROPERTY AND EQUIPMENT, Net	20,203,000	11,931,000
INTANGIBLE ASSETS, Net	4,212,000	4,473,000
GOODWILL	3,131,000	3,131,000
DEFERRED INCOME TAXES	2,072,000	1,187,000
OTHER ASSETS	395,000	362,000
TOTAL	$108,210,000	$72,753,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$31,951,000	$2,796,000
Current portion of long-term debt	1,797,000	1,775,000
Accounts payable	17,749,000	7,478,000
Income taxes payable	41,000	1,367,000
Sales tax payable	987,000	1,596,000
Accrued expenses and other current liabilities	4,076,000	5,018,000
Total current liabilities	56,601,000	20,030,000
NOTES PAYABLE	2,996,000	4,565,000
CAPITAL LEASE OBLIGATIONS	2,000	47,000
DEFERRED RENT AND LEASE INCENTIVES	2,783,000	1,468,000
DEFERRED GAIN ON SALE-LEASEBACK	156,000	195,000
Total liabilities	62,538,000	26,305,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,928,621 and 10,784,280 issued at September 30, 2006 and December 31, 2005, respectively	109,000	108,000
Additional paid-in capital	27,186,000	25,914,000
Retained earnings	27,823,000	29,872,000
Treasury stock, 1,710,598 shares at September 30, 2006 and December 31, 2005	(9,446,000)	(9,446,000)
Total stockholders' equity	45,672,000	46,448,000
TOTAL	$108,210,000	$72,753,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
NET SALES	$54,127,000	$44,909,000	$145,975,000	$119,695,000
COST OF GOODS SOLD	25,145,000	19,623,000	67,513,000	53,502,000
GROSS PROFIT	28,982,000	25,286,000	78,462,000	66,193,000

OPERATING EXPENSES:
Selling, marketing and distribution	25,355,000	20,055,000	73,491,000	57,649,000
General and administrative	2,301,000	2,207,000	6,894,000	6,236,000
Total operating expenses	27,656,000	22,262,000	80,385,000	63,885,000

INCOME (LOSS) FROM OPERATIONS	1,326,000	3,024,000	(1,923,000)	2,308,000

INTEREST INCOME	2,000	1,000	6,000	42,000
INTEREST EXPENSE	(573,000)	(170,000)	(1,358,000)	(618,000)

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	755,000	2,855,000	(3,275,000)	1,732,000

PROVISION FOR (BENEFIT FROM) INCOME TAXES	284,000	1,085,000	(1,227,000)	658,000

NET INCOME (LOSS)	$471,000	$1,770,000	$(2,048,000)	$1,074,000

NET INCOME (LOSS) PER SHARE:
BASIC	$0.05	$0.19	$(0.22)	$0.12
DILUTED	$0.05	$0.18	$(0.22)	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,211,000	9,141,000	9,159,000	9,169,000
DILUTED	10,331,000	9,680,000	9,159,000	9,736,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,048,000)	$1,074,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,526,000	2,924,000
Stock option compensation	160,000	-
Excess tax benefits from share-based payment arrangements	(364,000)	-
Amortization of deferred financing fees	12,000	163,000
Provision for losses on receivables	1,000	1,000
(Gain) loss on disposition of property and equipment	(10,000)	40,000
Deferred income taxes	(1,754,000)	(803,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	(730,000)	(119,000)
Inventories, net	(24,142,000)	(16,897,000)
Prepaid expenses and other assets	(382,000)	(632,000)
Accounts payable	10,270,000	9,544,000
Income taxes payable	(1,326,000)	(1,637,000)
Accrued expenses and other current liabilities	(1,683,000)	(1,943,000)
Deferred rent	1,315,000	433,000
Deferred gain on sale-leaseback	(40,000)	(40,000)
Net cash used in operating activities	(16,195,000)	(7,892,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,413,000)	(3,265,000)
Proceeds from the sale of property and equipment	2,000	1,000
Acquisition of Steve’s Shoes, net of cash acquired	(4,650,000)	-
Acquisition of Footworks, net of cash acquired	-	(4,090,000)
Other	(1,000)	-
Net cash used in investing activities	(15,062,000)	(7,354,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	29,155,000	11,887,000
Repurchase of common stock	-	(685,000)
Repayment of notes payable	(1,458,000)	(222,000)
Tax benefit from stock-based compensation	364,000	-
Payment of deferred financing fees	-	(67,000)
Exercise of stock options	749,000	184,000
Repayment of capital lease obligations	(134,000)	(131,000)
Net cash provided by financing activities	28,676,000	10,966,000
NET DECREASE IN CASH	(2,581,000)	(4,280,000)
CASH, BEGINNING OF PERIOD	3,530,000	4,670,000
CASH, END OF PERIOD	$949,000	$390,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$1,318,000	$499,000
Income taxes	$2,217,000	$3,058,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF STEVE’S SHOES, INC.:
Inventory	$2,535,000
Properties	2,115,000
Net cash effect due to acquisition of net assets of Steve’s Shoes, Inc.	$4,650,000

ACQUISITION OF FOOTWORKS:
Working capital, other than cash		$1,951,000
Property and equipment		500,000
Intangibles		2,737,000
Goodwill		4,902,000
Notes payable		(6,000,000)
Net cash effect due to acquisition of net assets of Footworks		$4,090,000

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

The interim consolidated financial statements for the nine months ended September 30, 2006 contain the results of operations since January 31, 2006, of the Company’s acquisition of primarily all the assets of Steve’s Shoes, Inc. For a complete description of the acquisition see Note 2 below.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for Big Dog Holdings, Inc. and its subsidiaries (collectively, the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2. Acquisitions

Footworks

On August 31, 2005, the Company acquired substantially all of the assets of Footworks, a division of a privately held shoe retailer. The total purchase price was approximately $10.1 million which included payment and issuance of cash and notes by the Company pursuant to the definitive agreement. The acquisition includes a chain of 7 retail stores selling comfort shoes and accessories. Footworks’ operations have historically focused on high-visibility stores in Las Vegas, Nevada. The assets were acquired by a subsidiary of the Company, The Walking Company (“TWC”), and a majority of the acquired stores have been converted into “The Walking Company” stores. Intangibles related to below market leases acquired are valued at approximately $4.4 million and acquired trademark intangibles are valued at approximately $0.1 million. Goodwill recorded in connection with the acquisition is approximately $3.1 million. Amounts reflected herein have been adjusted to actual.  Amounts reflected in the accompanying cash flow statement were estimates, subject to adjustment, based on information as of the reporting period, September 30, 2005. The results of the Company’s operations for the Footworks stores have been included in the Company’s consolidated financial statements since the acquisition. Pro forma results of operations are not presented as the acquisition is not considered material to the Company’s consolidated financial statements.

Steve’s Shoes, Inc.

On January 31, 2006, the Company acquired, through bankruptcy court, substantially all of the assets and assumed certain liabilities of Steve’s Shoes, Inc., pursuant to an asset purchase agreement for a purchase price of approximately $4.2 million. The Company also incurred acquisition related costs of $0.4 million. Of this amount $2.1 million was allocated to fixed assets and $2.5 million was allocated to inventory. The Company also assumed liabilities for certain outstanding sales returns and gift certificates. The purchase price allocation is subject to adjustment related to additional acquisition related costs and assumed liabilities and is expected to be finalized in the first quarter 2007.

Index

Under the terms of the asset purchase agreement, TWC acquired substantially all of the assets of Steve’s Shoes, Inc. including, but not limited to, the inventory and fixed assets of 37 stores. The primary reason for the acquisition was to continue the growth of TWC by acquiring stores in strategic locations. During 2006 and 2007, the Company will be converting the majority of the acquired stores into “The Walking Company” stores. The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations have been consolidated in the Company’s financial statements since acquisition on January 31, 2006.

The Company funded the purchase price by drawing upon existing lines of credit, and from available cash. No goodwill was recorded in connection with the acquisition. Pro forma results of operations will not be presented as the acquisition is not considered material (either individually or combined with Footworks) to the Company’s consolidated financial statements.

NOTE 3. Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the “Amended Credit Agreement”) and October 2006. Prior to the July 2005 amendment (as discussed below), the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranges from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%.

In addition to the Amended Credit Agreement of the Company, TWC entered into a separate $17,500,000 three-year revolving credit facility with Wells Fargo Retail Finance on March 3, 2004, which was recently amended as of July 2005. Prior to the July 2005 amendment, this line was secured by substantially all assets of TWC and required daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a maximum annual capital expenditure amount. For all periods presented, TWC was in compliance with all covenants. This credit agreement provided for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate was the Bank’s base rate or a LIBOR loan rate plus a margin which ranges up to 2.75%.

In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance.  This agreement was further amended in October 2006 to adjust a financial covenant. The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of these financial covenants is compliance with certain earnings requirements and a capital expenditures covenant which limits the Company’s capital expenditures. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate (8.25% on September 30, 2006) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had $30,500,000 of LIBOR loans outstanding at September 30, 2006 at a weighted average rate of 6.83%. The Amended Credit Agreement expires in October 2009. At September 30, 2006, the Company had approximately $31,951,000 outstanding under this credit agreement and $2,494,000 of outstanding letters of credit expiring through August 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks, as further discussed below. Historically, the Company has used this credit facility to finance increases in inventory in advance of the summer, back-to-school and holiday seasons. In addition, this facility has been used in part to facilitate TWC store growth.

Index

In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3,000,000 two-year unsecured revolving promissory note facility with Israel Discount Bank (“IDB”). In February of 2005, this facility was cancelled by the Company.

Long-term Borrowings

Notes Payable

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 began in March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% at September 30, 2006). At September 30, 2006, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, TWC also issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At September 30, 2006, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of the assets of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000, of which $111,000 is outstanding as of September 30, 2006. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At September 30, 2006 and December 31, 2005, $60,000 and $59,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets. As of September 30, 2006 and December 31, 2005, the remaining notes had a balance of $51,000 and $121,000, respectively.

Note 4. Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $42,000 and $160,000 for the three and nine month periods ended September 30, 2006, respectively and is included in Operating Expenses in the accompanying Consolidated Statement of Operations. The Company also recorded a related $16,000 and $60,000 deferred tax benefit for the three and nine month periods ended September 30, 2006.

Index

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $44,000 tax benefit for the quarter ended September 30, 2006 related to the exercise of stock options for which no compensation expense was recorded.

Stock-based compensation for the three and nine month period ended September 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income:
As reported	$1,770,000	$1,074,000
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(70,000)	(397,000)
Pro forma net income	$1,700,000	$677,000

Net income per share:
As reported:
Basic	$0.19	$0.12
Diluted	$0.18	$0.11
Pro forma:
Basic	$0.19	$0.07
Diluted	$0.18	$0.07

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options granted in the three and nine month periods ended September 30, 2005. There were no options granted in the three or nine months ended September 30, 2006.

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

The following table summarizes stock option activity during the nine month period ended September 30, 2006:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,085,500	$5.10
Granted	-	-
Exercised	(144,341)	5.19
Forfeited	(12,500)	4.87

Outstanding at September 30, 2006	1,928,659	$5.43	4.64	$13,248,000

Vested and expected to vest at September 30, 2006	1,890,362	$5.43	4.64	$12,944,000

Exercisable at September 30, 2006	1,655,109	$5.61	4.16	$11,071,000

The weighted-average grant-date fair value of options granted during the nine month period ended September 30, 2005 was $2.74. No options were granted in either the three months ended September 30, 2005 or the three and nine months ended September 30, 2006. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $118,000 and $1,010,000, respectively, determined as of the date of option exercises. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2005 was $21,000 and $94,000, respectively. The intrinsic value is the amount by which the current market value exceeds the exercise price of the stock option.

Index

As of September 30, 2006, there was $370,000 of total unrecognized compensation cost, net of a 14% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the three month period ended September 30, 2006 was $80,000.

Cash received from option exercise under share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $749,000 and $184,000, respectively.

NOTE 5. Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of September 30, 2006, the Company had repurchased 1,710,598 shares totaling $9,446,000.

NOTE 6. Segment Information

The Company currently has two reportable segments: (i) Big Dog Sportswear business, and (ii) The Walking Company business.

The Big Dog Sportswear business includes the Company’s 155 Big Dog retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

The Walking Company business includes the Company’s 139 The Walking Company stores located primarily in leading retail malls. Stores acquired in the Footworks and Steve’s Shoes, Inc. acquisitions are included in The Walking Company.

Index

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage. Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three and nine months ended September 30, 2006 and 2005:

	Big Dog Sportswear	The Walking Company	Total

Three months ended September 30, 2006
Net Sales	$23,391,000	$30,736,000	$54,127,000
Net Income	$464,000	$7,000	$471,000
Total assets	$39,694,000	$68,516,000	$108,210,000

Three months ended September 30, 2005
Net Sales	$25,550,000	$19,359,000	$44,909,000
Net Income (Loss)	$1,780,000	$(10,000)	$1,770,000
Total assets	$39,670,000	$43,763,000	$83,433,000

Nine months ended September 30, 2006
Net Sales	$56,264,000	$89,711,000	$145,975,000
Net Loss	$(1,847,000)	$(201,000)	$(2,048,000)
Total assets	$39,694,000	$68,516,000	$108,210,000

Nine months ended September 30, 2005
Net Sales	$62,292,000	$57,403,000	$119,695,000
Net Income	$680,000	$394,000	$1,074,000
Total assets	$39,670,000	$43,763,000	$83,433,000

NOTE 7. Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154 in 2006 and does not believe that it will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Index

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its consolidated results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has no plans that fall under this guidance and as a result does not expect this Standard will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its consolidated results of operations and financial condition.

Index

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The Company does not expect the adoption of EITF 06-3 will have a material impact on its consolidated results of operations, financial position or cash flow.

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

In 2002, the Company entered into two transactions relating to the short-sale and repurchase of Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The IRS contends that the transactions were incorrectly characterized for IRS purposes. The notice of proposed changes to our 2002 federal income tax return would result in additional tax due of approximately $1.6 million plus penalties. The Company obtained expert legal tax counsel and is currently proceeding through the appeals process. The Company believes that it has meritorious defenses and intends to vigorously contest the proposed adjustment. The Company does not believe the IRS will prevail in this matter and has not recorded a reserve for this proposed tax adjustment in the accompanying consolidated financial statements.

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

Index

In addition, from time to time the Company is involved in pending or threatened litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse impact on its consolidated operations or financial condition.

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

For the three months ended September 30, 2006 and 2005, excluded from the computation of diluted earnings per share were antidilutive stock options to purchase 1,000 and 646,000 shares, respectively. For the nine months ended September 30, 2006 and 2005, excluded from the computation of diluted earnings per share were antidilutive stock options to purchase 1,989,000 and 215,000 shares, respectively.

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

Index

RESULTS OF OPERATIONS

Factors Affecting Comparability

As previously explained, the Company acquired assets of Footworks on August 31, 2005 and Steve’s Shoes on January 31, 2006. Additionally, management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. As a result, period-to-period comparisons may not be meaningful. See Note 2 to the Consolidated Financial Statements.

Three Months Ended September 30, 2006 and 2005

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $54.1 million for the three months ended September 30, 2006 from $44.9 million for the same period in 2005, an increase of $9.2 million, or 20.5%. The increase was primarily attributable to the acquisitions of Footworks and Steve’s Shoes, which increased sales by $2.5 million and $5.1 million in 2006, respectively. In addition, $2.0 million related to an 11.5% increase in comparable store sales for TWC, $1.7 million was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes new stores opened in the period, and $0.1 million was attributable to an increase in the Company’s Big Dog Sportswear catalog/Internet business. The increases were offset by $0.8 million attributable to a 3.4% decrease in Big Dog Sportswear comparable store sales for the period, and $1.4 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of 6 unprofitable stores in the period. The increase in TWC comparable store sales is primarily related to improved merchandise inventory levels and selection at the TWC stores. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations.

GROSS PROFIT. Gross profit increased to $29.0 million for the three months ended September 30, 2006 from $25.3 million for the same period in 2005, an increase of $3.7 million, or 14.6%. As a percentage of net sales, gross profit decreased to 53.5% in the three months ended September 30, 2006 from 56.3% for the same period in 2005. The 2.8% decrease is primarily attributable to the decline in Big Dogs’ gross margin, as well as continued shift of sales from Big Dogs to TWC, a lower-margined business. TWC’s gross profit increased in the three months ended September 30, 2006 to 51.3% compared to 50.9% for 2005. The 0.4% increase was primarily attributable to improved merchandise selection and pricing from TWC vendors. Big Dogs’ gross profit decreased to 56.4% in the three month period ended September 30, 2006 from 60.4% in the same period in 2005. The 4.0% decrease was primarily due to a shift towards promotional sales from higher-margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $25.4 million in the three months ended September 30, 2006 from $20.1 million for the same period in 2005, an increase of $5.3 million, or 26.4%. As a percentage of net sales, selling, marketing and distribution expenses increased to 46.8% in the three months ended September 30, 2006 from 44.7% for the same period in 2005. The increase in percentage of sales is primarily related to the continued decline in Big Dog revenue, and the continued turnaround of Steve’s Shoes stores which currently have higher selling costs than the Company’s existing TWC stores.

Index

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $2.3 million for the three months ended September 30, 2006 from $2.2 million for the same period in 2005. As a percentage of net sales, these expenses decreased to 4.3% in the three months ended September 30, 2006 from 4.9% for the same period in 2005. The decrease is primarily the result of spreading these expenses over an increasing sales base.

INTEREST INCOME. Interest income for the three month periods ended September 30, 2006 and 2005 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $0.6 million for the three month period ended September 30, 2006 from $0.2 million the three month period ended September 30, 2005. The increase is related to increased borrowings primarily attributable to the Footworks and Steve’s Shoes acquisitions and continued TWC store growth.

INCOME TAXES. The Company recorded income tax expense at its expected effective income tax rate of 37.5%.

Nine Months Ended September 30, 2006 and 2005

NET SALES. Net sales increased to $146.0 million for the nine months ended September 30, 2006 from $119.7 million for the same period in 2005, an increase of $26.3 million, or 22.0%. The increase was primarily related to the acquisitions of Footworks and Steve’s Shoes, which accounted for an increase in net sales of $8.4 million and $12.8 million, respectively. In addition, an increase of $4.3 million was attributable to an 8.3% increase in comparable store sales for TWC, $6.5 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes new stores opened in the period, a $0.3 million increase in the Company’s TWC catalog/Internet business and a $0.2 million increase in the Company’s Big Dog Sportswear catalog/Internet business. The increases were offset by $2.7 million attributable to a 5.0% decrease in Big Dog Sportswear comparable store sales for the period, and $3.5 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of 20 primarily unprofitable stores netted against one new store opened in the period. The increase in TWC comparable store sales is primarily related to improved merchandise inventory levels and selection at the TWC stores. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations.

GROSS PROFIT. Gross profit increased to $78.5 million for the nine months ended September 30, 2006 from $66.2 million for the same period in 2005, an increase of $12.3 million, or 18.6%. As a percentage of net sales, gross profit decreased to 53.7% in the nine months ended September 30, 2006 from 55.3% for the same period in 2005. The 1.6% decrease is primarily attributable to the decline of Big Dogs’ gross margin, as well as the continued shift of sales from Big Dogs to TWC, a lower-margined business. TWC’s gross profit increased in the nine months ended September 30, 2006 to 51.8% compared to 51.2% for 2005. The 0.6% increase was primarily attributable to improved merchandise selection and pricing from TWC vendors. Big Dogs’ gross profit decreased to 56.9% for the nine month period ended September 30, 2006 compared to 59.1% for the same period in 2005. The 2.2% decrease was primarily due to a shift to promotional sales from higher-margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

Index

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $73.5 million in the nine months ended September 30, 2006 from $57.6 million for the same period in 2005, an increase of $15.9 million, or 27.6%. The $15.9 million increase is primarily related to the acquisitions of Footworks on August 31, 2005 and Steve’s Shoes on January 31, 2006. As a percentage of net sales, these expenses increased to 50.3% in the nine months ended September 30, 2006 from 48.2% in the same period in 2005, an increase of 2.1%. The increase in percentage of sales is primarily related to the continued decline in Big Dog revenue, and the continued turnaround of Steve’s Shoes stores which currently have higher selling costs than the Company’s existing TWC stores.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6.9 million for the nine months ended September 30, 2006 from $6.2 million for the same period in 2005. As a percentage of net sales, these expenses decreased to 4.7% in the nine months ended September 30, 2006 from 5.2% for the same period in 2005. The decrease as a percentage of sales is primarily related to spreading expenses over a larger revenue base.

INTEREST INCOME. Interest income for the nine month periods ended September 30, 2006 and 2005 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $1.4 million for the nine month period ended September 30, 2006 from $0.6 million in the same period in 2005. The increase is primarily related to increased borrowings primarily attributable to the Footworks and Steve’s Shoes acquisitions and continued TWC store growth.

INCOME TAXES. The Company recorded an income tax benefit at its expected effective income tax rate of 37.5%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in “Seasonality” below.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2006, the Company’s primary uses of cash were for merchandise inventories, acquisition of Steve’s Shoes, capital expenditures and general operating activity. The Company primarily satisfied its cash requirements from existing cash balances and short-term borrowings under its line of credit agreements.

Cash used in operating activities was $16.2 million and $7.9 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used in operating activities is principally due to increased purchasing of inventory to support TWC store growth and prepaid expenses related to the Company’s new distribution facility.

Cash used in investing activities was $15.1 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in investing activities in the first nine months of 2006 primarily relates to $4.7 million for the acquisition of Steve’s Shoes, and $10.4 million of capital expenditures for TWC new store openings, retrofitting existing TWC and Big Dog stores and corporate additions. Cash used in investing activities in the first nine months of 2005 primarily relates to $4.1 million for the acquisition of Footworks, $3.3 million of capital expenditures for TWC, retrofitting existing Big Dogs and TWC stores and corporate additions.

Index

Cash provided by financing activities was $28.7 million in the nine months ended September 30, 2006 compared to $11.0 million in the same period in 2005. The increase is due to increased cash borrowings under the lines of credit, primarily as a result of the acquisition of Steve’s Shoes and continuing TWC store growth.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in July 2005 (the “Amended Credit Agreement”) and October 2006. Prior to the July 2005 amendment (as discussed below), the Amended Credit Agreement provided for a total commitment of $28,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants was compliance with a pre-defined annual maximum capital expenditure amount. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranges from the bank’s base rate or a LIBOR loan rate plus a margin ranging up to 1.75%.

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

In July 2005, the Company combined both credit facilities discussed above and entered into a $47,000,000 revolving credit facility with Wells Fargo Retail Finance.  This agreement was further amended in October 2006 to adjust a financial covenant. The line is secured by substantially all assets of the Company and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of these financial covenants is compliance with certain earnings requirements and a capital expenditures covenant which limits the Company’s capital expenditures. For all periods presented, the Company was in compliance with all covenants. This credit agreement provides for a performance-pricing structured interest charge which is based on excess September 30, 2006) or a LIBOR loan rate plus a margin ranging up to 1.75%. The Company had $30,500,000 of LIBOR loans outstanding at September 30, 2006 at a weighted average rate of 6.83%. The Amended Credit Agreement expires in October 2009. At September 30, 2006, the Company had approximately $31,951,000 outstanding under this credit agreement and $2,494,000 of outstanding letters of credit expiring through August 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks, as further discussed below. Historically, the Company has used this credit facility to finance increases in inventory in advance of the summer, back-to-school and holiday seasons. In addition, this facility has been used in part to facilitate TWC store growth.

Index

In March 2004, in conjunction with the acquisition of The Walking Company, the Company also entered into a $3,000,000 two-year unsecured revolving promissory note facility with Israel Discount Bank (“IDB”). In February of 2005, this facility was cancelled by the Company.

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 began in March 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% at September 30, 2006). At September 30, 2006, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note was partially secured by a $2,000,000 stand-by letter of credit, which may be reduced to $1,000,000 upon payment of the second principal installment in August 2007. At September 30, 2006, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

As part of the acquisition of the assets of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At September 30, 2006 and December 31, 2005, $60,000 and $59,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of September 30, 2006 and December 31, 2005, the remaining notes had a balance of $51,000 and $121,000, respectively.

The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Index

COMMITMENTS AND OBLIGATIONS

As of September 30, 2006, we had the following obligations, net of interest:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$31,951,000	$31,951,000	$-	$-	$-
Notes payable	4,611,000	1,666,000	2,945,000	-	-
Priority tax claims	111,000	60,000	51,000	-	-

Contractual Obligations:
Operating leases	155,699,000	30,591,000	49,187,000	35,309,000	40,612,000
Capital leases	73,000	71,000	2,000	-	-

Other Commercial Commitments:

Letters of credit	2,494,000	1,494,000	1,000,000	-	-

Total Commitments	$194,939,000	$65,833,000	$53,185,000	$35,309,000	$40,612,000

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

In 2002, the Company entered into two transactions relating to the short-sale and repurchase of Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The IRS contends that the transactions were incorrectly characterized for IRS purposes. The notice of proposed changes to our 2002 federal income tax return would result in additional tax due of approximately $1.6 million plus penalties. The Company obtained expert legal tax counsel and is currently proceeding through the appeals process. The Company believes that it has meritorious defenses and intends to vigorously contest the proposed adjustments. The Company does not believe the IRS will prevail in this matter and has not recorded a reserve for this proposed tax adjustment in the accompanying consolidated financial statements.

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

Index

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. In the normal course of business, the financial position and results of operations of the Company are subject to market risk associated with interest rate movements on borrowings. Currently, the Company’s credit facilities contain a performance-pricing structured-interest charge, ranging up to LIBOR plus 1.75% based on excess availability levels. The Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for borrowings on the credit facility during the nine month period ended September 30, 2006 was 8.2%. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of $1,000 for each $1.0 million borrowed. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

ITEM 4:

CONTROLS AND PROCEDURES

At September 30, 2006, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

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

On August 7, 2006 the Company filed a Form 8-K to disclose second quarter financial results.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG DOG HOLDINGS, INC.

November 13, 2006	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2006	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)