Form 10-K
period 2006-12-31
BIG DOG HOLDINGS INC
filed 2007-04-02
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(MARK ONE)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-22963

BIG DOG HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

______________________________

DELAWARE	52-1868665
(STATE OR OTHER JURISDICTION OF OR ORGANIZATION)	(I.R.S. EMPLOYER INCORPORATION IDENTIFICATION NO.)

121 GRAY AVENUE, SANTA BARBARA, CALIFORNIA	93101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

(805) 963-8727
(REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 per share

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

As of the close of business on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $37,295,000 based upon the closing price of $12.48 on NASDAQ on such date. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders are deemed to be held by non-affiliates.

As of the close of business on March 6, 2007, the registrant had 9,352,631 shares of common stock outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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

GENERAL

Big Dog Holdings, Inc. is the parent company of two retail chains, Big Dog USA, Inc. (“Big Dogs”) and The Walking Company (“TWC”). Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including active wear, casual sportswear, accessories and gifts for men and women of all ages. TWC is the world’s leading specialty retailer of authentic comfort footwear and accessories.

The Company’s Big Dogs products were first sold in 1983 and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS® brand and related assets. Following the acquisition of Big Dogs, the Company initiated a strategy of leveraging the brand through dramatic expansion of the Big Dog’s product line and rapid growth in our retail stores. The number of Big Dog stores grew from five in 1993 to a peak of 231 in 2001 and has subsequently been reduced to 145 in March, 2007. After early years of rapid growth, Big Dogs has reached a level of maturity in the number of stores and breadth of products. In recent years the Company has focused on profitability and brand management for Big Dogs.

In March 2004, the Company, through a newly-formed subsidiary, acquired substantially all of the assets of TWC out of bankruptcy. TWC is the world’s leading specialty retailer of authentic comfort footwear, operating 151 specialty stores as of December 31, 2006 in premium malls across the nation. TWC sells high-quality, technically designed comfort footwear and accessories for men and women from leading comfort brands from around the world. During 2005, the Company added to the TWC chain through the acquisition of Footworks. Footworks operated a chain of seven comfort footwear stores in strategic locations, including several high profile locations on the Las Vegas Strip. Substantially all of such stores were converted to TWC stores. During 2006, the Company acquired the assets of Steve’s Shoes, Inc. out of bankruptcy. Steve’s Shoes, Inc. operated a chain of footwear stores, featuring a wide variety of brands (including some comfort brands) throughout the US under the names Steve’s Shoes, Overland Trading Company and Sole Outdoor. As a result of this acquisition, TWC acquired 37 stores.

BUSINESS OF BIG DOGS

BIG DOGS® is an All-American, family-oriented brand that we believe has established a unique niche in its dedication to providing quality, value and fun. Our products are centered around the signature BIG DOGS® name, logo and "Big Dog" characters and are designed to appeal to a broad range of customers. The BIG DOGS® brand conveys a sense of fun, humor and a "Big Dog attitude," whereby each customer can feel that he or she is a "Big Dog." The Big Dog attitude and sense of fun are brought to life through our graphic capabilities that portray the Big Dog characters in a number of engaging, positive and inspiring situations and activities. The Big Dog attitude is further defined by a number of slogans such as "If You Can't Run with the Big Dogs Stay on the Porch"®, "I am the Big Dog” and “Attitude is Everything." These graphics and slogans combine a bold, spirited attitude with wry, lighthearted humor. The appeal of the brand is further strengthened through a customer's personal identification with particular sports and other activities depicted in these graphics. As part of the Big Dog attitude and sense of fun, our graphics frequently parody and poke fun at current popular trends and events. In addition to our focus on fun, Big Dogs develops customer loyalty and enhances its brand image by providing a consistently high level of quality at moderate price points. We accomplish this primarily through (i) selling our own brand directly to the consumer, (ii) low-cost product development, and (iii) sourcing high-volume/low-cost basic apparel with limited fashion risk.

The BIG DOGS® brand is designed to appeal to men, women and children of all ages, especially when they are engaged in leisure or recreational activities. We develop our apparel products, which include a wide variety of basic apparel and related products, with an emphasis on being functional rather than fashion-forward or trendy. These apparel products include graphic T-shirts, shorts, knit and woven shirts, fleece items, loungewear and boxer shorts. In addition to its BIG DOGS® line of activewear and casual sportswear for men and women, we have a LITTLE BIG DOGS® line of infants' and children's apparel and a BIG BIG DOGS® line of big-size apparel. We also sell a line of non-apparel products, including plush animals, stationery and pet products, which feature Big Dog graphics and are developed to complement our apparel.

BIG DOGS® is sold through 145 company-owned stores and through its customer-direct business of catalog and online sales.

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

Target a Broad, Diverse Customer Base. We believe we have established Big Dogs as an All-American, family-oriented brand featuring products, graphic themes, slogans and promotions that appeal to a broad range of consumers. Although our marketing focus is on baby boomers and their kids, our customers include men, women and children of all ages, who span a wide range of geographic areas and income levels. Furthermore, we believe that the millions of dog and other pet owners in the United States have a strong natural affinity for the dog-related images and themes in Big Dogs graphics. In addition, we believe that the positive image the brand brings to being a "Big Dog" has a special appeal to big-size customers.

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

MERCHANDISING

The Big Dogs’ product line features a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including activewear, casual sportswear, accessories and gifts. Our apparel lines include full collections of classic unisex casual sportswear and activewear for adults and for big sizes, as well as collections for infants and children. We continuously explore opportunities to further leverage our brand and graphics into new product lines.

Our apparel products are manufactured from premium cotton or quality synthetic fabrics. Big Dogs' apparel is characterized by quality fabrics, construction and embellishments, and is distinguished from other apparel lines by the BIG DOGS’® name, dog logo, graphics and slogans. In addition to our distinctive graphics, we believe we have achieved recognition for the quality and performance of our products.

The majority of Big Dogs’ products range from between $5 and $40. The following table sets forth the approximate contribution that each of Big Dogs’ product categories made to total net sales in our retail stores for the year ended December 31:

	% OF RETAIL STORE* NET SALES YEARS ENDED DECEMBER 31,
	2006	2005	2004
Adult Apparel and Accessories.	54.3%	54.4%	53.9%
Big-size Apparel	27.4	26.1	23.7
Infants' and Children's Apparel and Accessories	12.8	14.3	16.8
Non-Apparel Products	5.5	5.2	5.6

Total	100.0%	100.0%	100.0%
*Does not include catalog, wholesale and internet sales, which are skewed toward larger sizes.

Adult Apparel and Accessories. Big Dogs sells a complete line of adult unisex activewear and casual sportswear. We offer screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors that prominently display the Big Dogs’ graphics and slogans. In addition, we offer shorts, knit and woven casual shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, all of which feature print designs or simply the BIG DOGS’® name and/or dog logo. Our adult apparel line primarily focuses on basic items that recur with relatively minor variation from season-to-season and year-to-year. While certain of our classic, popular items and graphics have been in the Big Dogs’ line with very little change for over ten years, we introduce new apparel and other products throughout the year to ensure that the merchandise assortments are consistent with the top sellers within our competitive market.

We leverage the Big Dogs’ trademarks, characters and more popular graphics by carefully translating them to a wide variety of apparel accessories, including caps, socks, sunglasses, bags, and wallets. These products are developed and introduced based on their consistency with Big Dog's brand image and whether they complement our other products. Our accessories not only provide an opportunity to create add-on purchases, but also minimize product development costs and inventory risk by utilizing graphics and slogans that have first proven popular on our graphic T-shirts.

Big-Size Apparel. We believe the BIG DOGS’® image and the positive emphasis the brand gives to being a "Big Dog" have a unique appeal to consumers who wear big sizes. Our BIG BIG DOGS’® category offers a line of unisex activewear and casual sportswear. As with the regular adult sizes, this category features screen-printed and embroidered T-shirts and sweatshirts, in a variety of styles and colors that prominently display the BIG DOGS’ graphic themes and slogans. In addition, we offer shorts, knit and woven casual and sports shirts, fleece tops and bottoms, loungewear, boxer shorts, swimwear and sleepwear, which may feature print designs or simply the BIG DOGS’® name and/or dog logo.

Infants’ and Children’s Apparel and Accessories. The LITTLE BIG DOGS® line includes infants, toddlers, kids and youth sizes. Products in this line include graphic T-shirts, shirts, fleece items, infant and toddler one-pieces, boxer shorts, dresses and shorts, virtually all of which feature distinctive graphics. The graphics and fabrics of this line are designed to mirror many of the more popular graphics and fabrics in the BIG DOGS® adult line in order to encourage family purchases and leverage overall product development costs. Our sales of children’s apparel have decreased in recent years, primarily due to increased competitive pressure in that category in pricing and from the mass market.

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

RETAIL STORES

We seek to create a distinctive and fun shopping environment in Big Dogs stores through the innovative display of our graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in a fun, relaxed state of mind. In addition, our cross-merchandising and colorful signage is designed to add excitement in the stores and prompt add-on purchases. By showcasing our complete product line and broad assortment, Big Dogs’ stores offer something for everyone in the family and are particularly appealing to the dedicated Big Dogs customer.

In 2006, 2005 and 2004 our retail stores contributed approximately 93%, 94% and 94% of Big Dog Sportswear total net sales, respectively. As of December 31, 2006 we operated a total of 155 stores in 37 states. Big Dogs’ stores are typically located in outlet malls, many of which are in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in a fun, relaxed state of mind. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, projected profitability, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of Big Dogs’ stores located in each state as of December 31, 2006.

State	No. of Stores	State	No. of Stores

Alabama	1	Minnesota	4
Arizona	6	Mississippi	3
California	26	Missouri	7
Colorado	3	Nevada	3
Connecticut	1	New Hampshire	2
Delaware	2	New Jersey	1
Florida	12	New Mexico	1
Georgia	5	New York	4
Hawaii	1	North Carolina	4
Idaho	2	Ohio	3
Illinois	2	Oregon	5
Indiana	3	Pennsylvania	6
Iowa	1	South Carolina	6
Kentucky	1	Tennessee	7
Louisiana	2	Texas	9
Maine	1	Virginia	1
Maryland	5	Washington	5
Massachusetts	3	Wisconsin	3
Michigan	4

We operate Big Dogs’ retail stores primarily in outlet malls. Big Dogs' traditional emphasis has been on outlet malls because those malls are often located in tourist areas and attract significant numbers of Big Dogs' targeted customers.

Our outlet mall stores average approximately 2,800 square feet. Our outlet stores offer a complete and current line of our products priced approximately 25% less than the same items are sold for in our catalog and website, our full-price stores and by other retailers.

Our Big Dogs’ store operations are managed by an Executive Vice President-Merchandising/Retail, Director of Retail Operations, five regional managers and 25 district and area managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance our customers' shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish Big Dogs from its competition. In this regard, we have implemented employee training and incentive programs and encourage our sales associates to be friendly and courteous and to guide customers to graphics and products that tie into their individual interests. We believe that the fun nature of our products create employee enthusiasm and positive morale that in turn enhance customer service and contribute to the fun shopping experience.

DIRECT SALES (CATALOG AND INTERNET)

Non-retail distribution channels, primarily catalog and internet sales, represent approximately 7%, 6%, and 6% of Big Dog Sportswear total net sales in 2006, 2005 and 2004, respectively.

Catalog and Internet. In addition to generating their own sales, our catalog and website serve as key marketing pieces for our products and stores. Such sales have had growth in recent years, on a relatively small base. We have the benefit of being able to develop names for our mailing list through our retail store chain, which has been the primary source for such list.

SOURCING

Domestic and International Sourcing. Big Dogs does not own or operate any manufacturing facilities but we instead source our products through third-party contractors with manufacturing facilities that are primarily overseas and to a limited extent, in Central America. We believe that outsourcing allows us to enhance production flexibility and capacity, while substantially reducing capital expenditures and avoiding the costs of managing a large production workforce. In addition, outsourcing allows us to leverage working capital, transfer risk and focus our energy and resources on merchandising, marketing and sales.

Big Dogs’ domestic sourcing is primarily limited to graphic T-shirts. Our graphic T-shirt business is managed in-house. This includes management of screen printing art and blanks, but not the actual screen-printing operations which are outsourced. Almost all other products, excluding T-shirts, are manufactured overseas, primarily in Asia, the Near and Middle East and Central Africa. In order to reduce our exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, we utilize a diverse group of vendors. We source the majority of our product from trading companies. Through these trading companies and directly, we source from approximately 45 unaffiliated vendors, including 32 foreign vendors in a number of countries. In order to enhance our sourcing flexibility, we use trading companies rather than operate our own foreign sourcing office. These trading companies assist us in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. We do not have supply contracts with any of our suppliers. Although the loss of major suppliers could have a significant effect on our immediate operating results, since we are focused on basic apparel, we believe alternate sources of merchandise for most product categories are available at comparable prices and that we could replace these suppliers without any long-term adverse effect.

Quality Control. Our quality control program is designed to ensure that all goods bearing BIG DOGS® trademarks meet our standards. With respect to our products, Big Dogs, through its employees and sourcing agents, develops and inspects prototypes of each product prior to manufacture. For apparel products, Big Dogs, through its employees and sourcing agents, inspects the prototypes and fabrics prior to cutting by the contractors, establishes fittings based on the prototype and inspects samples. We or our sourcing agents inspect the final product prior to shipment to our warehouse or at the warehouse generally prior to payment.

BUSINESS OF TWC

TWC is a chain of specialty retail stores selling high-quality, technically designed comfort footwear and accessories from around the world to both men and women, including such brands as ECCO®, Mephisto®, Dansko®, Merrell® and Pikolinos®.

TWC was founded in 1991 and grew rapidly from a base of 20 stores in 1995 to over 100 stores in 2003.  As a result of its rapid expansion, TWC made certain real estate and merchandising mistakes and eventually declared bankruptcy in July 2003.  The bankruptcy process allowed TWC to reject its non-performing stores and liquidate excess and obsolete inventory.

Having purchased the assets of TWC out of bankruptcy in March 2004, the Company has re-focused TWC’s operations on its original core business of operating small specialty stores in premium malls selling the best brands in the comfort shoe category.  We acquired the business of TWC based on, among other factors, our favorable assessment of its market niche, the favorable demographics of that market, and an anticipated ability to realize efficiencies and increase profitability by utilizing the retail store expertise of the Company and by consolidating TWC’s corporate overhead operations with those of the Company. The footwear products sold by TWC appeal to a large and growing demographic.

During 2005, the Company added to the TWC chain through the acquisition of Footworks. Footworks operated a chain of seven comfort footwear stores in strategic locations, including several high profile locations on the Las Vegas Strip. Substantially all of such stores are being converted to TWC stores.

In January 2006, the Company acquired 37 store locations of Steve’s Shoes, Inc. out of bankruptcy. Steve’s Shoes had operated a chain of comfort footwear stores throughout the US under the names Steve’s Shoes, Overland Trading Company and Sole Outdoor. By early 2006, the chain was a distressed operation that had been paired down from over 80 stores. After the acquisition, TWC’s focus for this chain for the remainder of 2006 was a turn-around of its operations, which included converting the stores’ merchandise focus to comfort shoes, training and hiring personnel (as many turned over), and converting the names and operations of these stores to The Walking Company stores.

BUSINESS STRATEGY

Offer the Best Brands from Around the World. TWC seeks out and offers to its customers shoe brands that are of high quality, integrate comfort features, and are not widely distributed. TWC features a number of European and other foreign comfort shoe brands not widely found in other US shoe retailers. By editing the assortment of comfort brand for its customers and then explaining to them their benefits, TWC provides a unique and valued service to it customer, creating brand loyalty and repeat customers.

Authentic Comfort™. Each brand carried integrates comfort features such as shock absorbing EVA midsoles, hydrophobic foam insoles, waterproof leathers, anatomically contoured footbeds, and roomy toe boxes that follow the shape of the foot. TWC is uniquely positioned to be the only national retail shoe chain that markets comfort.

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

Utilize Strong Market Position. Through store expansion and a focus on comfort, TWC is now established as the only national specialty retailer of comfort footwear. TWC utilizes its preeminence in the comfort market to seek strong vendor relationships and widespread customer recognition.

MERCHANDISING

The TWC product line features high-quality branded comfort footwear and accessories from around the world. The professional comfort line focuses on working professionals who spend long hours on their feet. The dress comfort line includes more formal styles while maintaining the comfort for which TWC is known. The sport & active comfort line combines function and performance with style and design to create products that fit an active lifestyle. The casual comfort line includes comfort footwear for casual, everyday use. TWC also sells accessories that are designed to add to the comfort of the walking experience. TWC believes that all types of footwear are trending towards comfort and will merchandise accordingly.

TWC experiences a level of seasonality in the types of products it sells. During spring/summer, the focus shifts toward sandals. During the fall/winter, the focus shifts toward boots, slippers and all-weather footwear.

The majority of our footwear products range from between $80 and $150. The following table sets forth the approximate contribution made to total TWC net sales in our retail stores:

	% OF RETAIL STORE* NET SALES YEARS ENDED DECEMBER 31,
	2006	2005	2004
Women’s footwear	55.2%	54.2%	52.5%
Men’s footwear	30.7	30.0	32.7
Accessories	14.1	15.8	14.8

Total	100.0%	100.0%	100.0%

MARKETING

Historically, TWC lacked a coherent marketing strategy for THE WALKING COMPANY brand. A significant focus of the Company’s efforts since its acquisition of TWC has been the development of an effective, coherent marketing image and strategy. This strategy is being implemented through a newly-developed store design and supporting marketing endeavors. TWC believes that over a period of two to three years, through new store development and refitting old stores, the large majority of its chain will look like the new design. TWC further continues its brand awareness through consistent store layout and image, collateral materials (in-store posters, etc.), and development of brand-identifying trademarks and slogans (Authentic Comfort™, The Best Brands From Around the World, etc.) Such strategy is being implemented with relatively little media advertising, as we believe TWC’s most cost-effective marketing is through its stores themselves and our catalog and website. Also, almost all of the brands we carry contribute to a cooperative marketing fund with TWC, largely offsetting our collateral costs. In addition, many of the brands we feature engage in their own media advertising, which acts to support our stores. TWC is also able to leverage its marketing dollars by co-marketing with the companies whose brands it sells and with the malls in which it has stores.

RETAIL STORES

In 2006, our retail stores contributed over 99% of TWC total net sales. As of December 31, 2006, we operated a total of 151 stores in 37 states and the District of Columbia. TWC stores are typically located in leading regional malls in prosperous urban areas where the Company believes demographics are favorable. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, rent and operating costs, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of TWC stores located in each state as of December 31, 2006.

State	No. of Stores	State	No. of Stores

Arkansas	2	Minnesota	3
Arizona	7	Missouri	5
California	20	Nevada	7
Colorado	6	New Hampshire	1
Connecticut	4	New Jersey	6
Delaware	1	New York	3
District of Columbia	1	North Carolina	3
Florida	11	Ohio	4
Georgia	3	Oklahoma	1
Hawaii	2	Oregon	6
Idaho	1	Pennsylvania	5
Illinois	7	South Carolina	1
Indiana	5	Tennessee	2
Kansas	1	Texas	4
Kentucky	2	Utah	1
Louisiana	1	Virginia	4
Maryland	3	Washington	7
Massachusetts	5	Wisconsin	1
Michigan	5

Our TWC stores average approximately 1,700 square feet. We opened 24 new stores and closed two under-performing stores during 2006. Our cost to open a store in 2006, including leasehold improvements and furniture and fixtures, was approximately $240,000. The average per store initial inventory (largely financed by trade payables) for the new 2006 stores was approxi-mately $208,000 and pre-opening expenses averaged approximately $11,000 per store.

Our TWC store operations are managed by a Senior Vice President - Retail, Vice President - Retail, Director of Retail Operations, Director of Store Development, two Regional Managers, 14 district managers, and eight district training coordinators. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance the TWC customer’s shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish TWC from its competition. In this regard, we (and the companies whose shoe brands we feature) provide instructive seminars and training to our staff to educate them on the technical quality of our shoes and to allow them to guide our customers to the products that best meet their comfort needs. We believe our commitment to knowledgeable customer service enhances our ability to generate repeat business and to attract new customers.

SOURCING

Domestic and International Sourcing. TWC sources its product from a number of selected and approved brands located in the United States and abroad. TWC does not own or operate any manufacturing facilities. Occasionally, the Company goes directly to the manufacturer and has a shoe made to TWC specifications.

BIG DOGS AND TWC OPERATIONS

SEGMENTS

The Company has two reportable segments, Big Dogs and TWC. See Note 10 of the Consolidated Financial Statements.

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

Our main warehouse facility and our mail order warehouse and fulfillment facility are located in a 230,000 square-foot distribution facility in Charlotte, North Carolina. All merchandise is delivered by vendors to this facility, where it is inspected, entered into our merchandising software system, picked and boxed for shipment to the stores or customers. We ship merchandise to our stores at least weekly, to provide a steady flow of merchandise.

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

COMPETITION

The level and nature of competition differ somewhat for Big Dogs versus TWC and among the product categories each of them feature. Both companies compete primarily on the basis of the brand image we develop and maintain for them, as well as product quality assortment and price, store location and layout, and customer service. Big Dogs also competes by offering a unique combination of quality, value and fun (in both its products and its store experience). TWC also competes by offering a unique assortment of quality, hard-to-find brands. The markets for each of our products are highly competitive. We believe that our long-term competitive position will depend upon our ability to anticipate and respond effectively to changing consumer demands and to offer customers a wide variety of high-quality, unique products at competitive prices.

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

SEASONALITY

For a discussion of the extent to which the business of the Company is seasonal, see “Seasonality and Quarterly Results” in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

WORKING CAPITAL ITEMS

The Company, as well as the retail industry, experiences significant fluctuations in working capital related to their seasonality. The Company maintains a line of credit, which provides them with the flexibility to increase inventory, as needed, in advance of those periods of higher sales demand.

EMPLOYEES

At March 1, 2007, we had approximately 1,100 full-time and 1,200 part-time employees. Our need for part-time retail employees fluctuates significantly based on seasonal needs. No employees are covered by collective bargaining agreements.

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

See discussion of Risk Factors in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are in leased offices comprising approximately 24,000 square feet in Santa Barbara, California. This lease expires July 2011, with two options to extend for five years each. Our distribution facility is located in Charlotte, North Carolina in a building comprising approximately 230,000 square feet under a lease that expires in 2016. The Company has two options to extend this lease for ten years each. Prior to 2006, the distribution center was located in Santa Fe Springs, California. In January, 2007, the Company paid a termination fee to terminate the lease on the Santa Fe Springs facility. Additionally, the TWC merchandising department is in an office comprising approximately 15,000 square feet in Westlake Village, California. This lease expires in December 2013, with two options to extend for five years each.

We lease all of our store locations. Big Dogs store leases are typically for an initial term of five years with a five-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels. In recent years, we have negotiated shorter-term renewals for Big Dogs’ stores in malls where we perceive a risk of declining sales. See “Item 1. BUSINESS - RETAIL STORES” for both Big Dogs and TWC. The leases for TWC store locations typically have longer terms, as required by leading mall developers.

ITEM 3.	LEGAL PROCEEDINGS

In July 2004, a lawsuit was filed against the Company by Big Dog Motorcycles LLC (“BDM”) in the U.S. District Court for the Central District of California. The complaint alleged breach and wrongful termination of a trademark license agreement.  BDM sought $1.5 million in liquidated damages and attorneys fees.  In July 2006 the parties agreed to dismiss all claims against each other, with no compensation being paid by either party.

On March 14, 2006, the Company received a notice of proposed adjustments from the Internal Revenue Service ("IRS”) related to its audit of the Company’s 2002 Tax Year. The IRS has proposed adjustments to increase the Company’s income tax payable for the 2002 year under examination. The adjustments are related to the tax accounting for two short bond transactions recorded in 2002.

In 2002, the Company entered into two transactions relating to the short-sale and repurchase of Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The IRS contended that the transactions were incorrectly characterized for IRS purposes. The notice of proposed changes to our 2002 federal income tax return would have resulted in additional tax due of approximately $1.6 million plus penalties. The Company obtained expert legal tax counsel and appealed the proposed adjustment. The Company believes that it has meritorious defenses and intends to vigorously contest the proposed adjustments. The Company does not believe the IRS will prevail in this matter and has not recorded a reserve for this proposed tax adjustment in the accompanying consolidated financial statements.

In addition, from time to time the Company is involved in pending or threatened litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse impact on its operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Not applicable.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of our Company is traded on the NASDAQ Global Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 2005 through the fourth quarter 2006, the high and low “sales” prices of the shares of our common stock, as reported on the NASDAQ Global Market.

	2006		2005
	High	Low	High	Low
First Quarter	$14.80	$7.41	$7.55	$5.82
Second Quarter	14.49	11.20	7.80	5.00
Third Quarter	12.58	10.26	7.40	5.57
Fourth Quarter	16.45	12.30	7.50	6.07

On March 1, 2007, the last sales price of the common stock as reported on the NASDAQ Global Market was $15.50 per share. As of March 1, 2007, we had approximately 148 shareholders of record of our common stock.

Our current credit agreement prohibits the payment of dividends (see Liquidity and Capital Resources). We did not pay a dividend in 2006 and 2005, and do not expect to pay dividends in the foreseeable future.

Performance Graph

The performance graph below compares the cumulative shareholder return on the Big Dog Holdings’ Common Stock with the cumulative total return on the NASDAQ RETAIL INDEX and the NADAQ COMPOSITE INDEX. The graph assumes an investment of $100.00 on January 1, 2001. The performance graph represents past performance and should not be considered an indication of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales	$218,604	$179,115	$161,358	$103,757	$108,756
Cost of goods sold	101,723	80,311	72,733	45,025	46,970
Gross profit	116,881	98,804	88,625	58,732	61,786
Selling, marketing and distribution expenses	103,428	80,624	73,956	49,089	51,528
General and administrative expenses	9,823	9,631	8,060	5,199	5,252
Total operating expenses	113,251	90,255	82,016	54,288	56,780
Income from operations	3,630	8,549	6,609	4,444	5,006
Other income	---	---	(82)	---	---
Interest income (1)	(8)	(44)	(26)	(2)	(3,175)
Interest expense (1)	2,084	976	857	320	3,761
Income before provision for income taxes	1,554	7,617	5,860	4,126	4,420
Provision for income taxes	583	2,894	2,172	1,489	603
Net income	$971	$4,723	$3,688	$2,637	$3,817

Net income per share
Basic	$0.11	$0.52	$0.42	$0.32	$0.45
Diluted	$0.10	$0.49	$0.40	$0.32	$0.45

Weighted average common shares
Basic	9,180	9,145	8,722	8,307	8,409
Diluted	9,531	9,726	9,174	8,307	8,409

OPERATING DATA:
Number of stores (2)
Stores open at beginning of period	268	262	203	209	208
Stores added due to acquisitions	37	7	72	---	---
Stores opened during period	27	14	5	7	7
Stores closed during period	(26)	(15)	(18)	(13)	(6)
Stores open at end of period	306	268	262	203	209
Comparable stores sales increase (decrease) (3) (4)	3.0%	3.3%	3.5%	(3.6)%	(6.3)%

BALANCE SHEET DATA:
Working capital	$22,590	$31,639	$32,727	$29,574	$26,122
Total assets	102,661	72,753	58,831	42,582	39,679
Total indebtedness (5)	30,346	9,183	1,092	---	---
Stockholders’ equity	49,128	46,448	42,541	34,214	31,983

(1) In 2002, we earned $3,172,000 of interest income and incurred $3,288,000 of interest expense relating to the short-sale and repurchase of $95,384,000 of U.S. Treasury Securities.

(2) Includes three temporary stores which were open as of December 31, 2003.

(3) Comparable store sales represent net sales of stores open at least one full year. Big Dog stores are considered comparable beginning on the first day of the third month following the one-year anniversary of their opening. TWC stores are considered comparable beginning on the first day of the first month following the one-year anniversary of their opening. Stores that are relocated but remain in the same shopping area remain in the comparable store base. The Company believes this method best reflects the effect of one-time promotional events and is most consistent with industry methods.

(4) In 2006, comparable store sales increase consists of a 10.6% increase in TWC comparable store sales, which is offset by a 4.8% decrease in Big Dogs comparable store sales. In 2005, comparable store sales increase consists of a 12.8% increase in TWC comparable store sales, which is offset by a 4.1% decrease in Big Dogs comparable store sales. In 2004, comparable store sales increase consists of a 12.7% increase in TWC comparable store sales, which is offset by a 1.9% decrease in Big Dogs comparable store sales.

(5) Includes notes payable, obligations under the bank line of credit and obligations under capital leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this Form 10-K.

GENERAL

Big Dog Holdings, Inc. is the parent company of two retail chains, Big Dog USA, Inc., which does business as “Big Dog Sportswear” (“Big Dogs” or “Big Dog Sportswear”) and The Walking Company (“TWC”). Big Dogs develops, markets and retails a branded, lifestyle collection of unique, high-quality, popular-priced consumer products, including active wear, casual sportswear, accessories and gifts. TWC, acquired March 3, 2004, is a specialty retailer of authentic comfort footwear and accessories.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

	YEARS ENDED DECEMBER 31,

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	46.5	44.8	45.1

Gross profit	53.5	55.2	54.9

Selling, marketing and distribution expenses	47.3	45.0	45.8
General and administrative expenses	4.5	5.4	5.0

Total operating expenses	51.8	50.4	50.8

Income from operations	1.7%	4.8%	4.1%

YEARS ENDED DECEMBER 31, 2006 AND 2005

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and corporate sales accounts, all net of returns and allowances. Net sales increased to $218.6 million in 2006 from $179.1 million in 2005, an increase of $39.5 million, or 22.1%. The increase is primarily driven by our TWC segment and relates to the impact of the TWC acquisitions as well as sales growth. The increase is offset in part by decreased sales from the Big Dogs’ segment.

TWC Operations. Net sales from TWC operations increased to $135.7 million in 2006 from $87.0 million in 2005, an increase of $48.7 million, or 56.0%. The increase was primarily attributable to the acquisitions of Footworks in August, 2005 and Steve’s Shoes in January, 2006, which increased sales by $7.5 million and $21.2 million in 2006, respectively. In addition, an increase of $8.5 million was attributable to a 10.6% increase in comparable store sales, $10.7 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes the closure of stores netted against new stores opened in the period, and a $0.8 million increase in the Company’s TWC catalog/Internet business. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores since the Company purchased TWC out of bankruptcy in March 2004.

Big Dogs’ Operations. Net sales from Big Dogs’ operations decreased to $82.9 million in 2006 from $92.1 million in 2005, a decrease of $9.2 million, or 10.0%. The decrease was related to $3.7 million attributable to a 4.8% decrease in Big Dog Sportswear comparable store sales for the period, $5.7 million attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.1 million attributable to a decrease in the Company’s Big Dog Sportswear corporate sales business. The decreases were offset by a $0.3 million increase in the Company’s Big Dog Sportswear catalog/Internet business. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. The decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores is primarily attributable to an additional nine net Big Dog store closures during 2006 as compared to 2005, with 21 net Big Dog stores closed in 2006 and 12 net Big Dog stores closed in 2005.

GROSS PROFIT. Gross profit increased to $116.9 million in 2006 from $98.8 million in 2005, an increase of $18.1 million, or 18.3%. As a percentage of net sales, gross profit decreased to 53.5% in 2006 from 55.2% in 2005. TWC’s gross profit remained relatively constant in 2006 and 2005 at 51.7% and 51.8%, respectively. Big Dogs’ gross profit decreased to 56.3% in 2006 compared to 58.4% in 2005. The 2.1% decrease was primarily due to a shift to promotional sales from higher-margined sales. Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $103.4 million in 2006 from $80.6 million in 2005, an increase of $22.8 million, or 28.3%. The $22.8 million increase is primarily due to the acquisition of Footworks on August 31, 2005 and Steve’s Shoes on January 26, 2006. As a percentage of net sales these expenses increased to 47.3% in 2006 from 45.0% in 2005, an increase of 2.3%. The increase is primarily related to spreading the fixed component of Big Dog expenses over a smaller sales base, increased expenses related to operating the Steve’s Shoes stores acquired out of bankruptcy, an additional $0.7 million incurred to relocate the Company’s distribution center to a larger facility, and an increase in corporate infrastructure to facilitate future growth in the Company’s TWC segment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $9.8 million in 2006 from $9.6 million in 2005. As a percentage of net sales these expenses decreased to 4.5% in 2006 from 5.4% in 2005, a decrease of 0.9%. The increase is attributable to a small increase in administration to support the Company’s continued growth.

INTEREST INCOME. Interest income for 2006 and 2005 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their line of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $2.1 million in 2006, from $1.0 million in 2005 related to an increase in borrowing as a result of new store construction and the Footworks and Steve’s Shoes acquisitions and additional working capital requirement.

INCOME TAXES. In 2006, the provision for income taxes reflects a 37.5% effective tax rate, compared to a 38.0% effective tax rate in 2005.

YEARS ENDED DECEMBER 31, 2005 AND 2004

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and corporate sales accounts, all net of returns and allowances. Net sales increased to $179.1 million in 2005 from $161.4 million in 2004, an increase of $17.7 million, or 11.0%. The increase is primarily driven by our TWC segment and relates to the impact of the TWC acquisitions as well as sales growth. Increased hurricane activity in 2005, including Hurricane Katrina, impacted a number of Company stores on a short-term basis. Losses as a result of these store closures are covered under the Company’s insurance policy and did not have a significant effect on the Company’s results of operations.

TWC Operations. Net sales from TWC operations increased to $87.0 million in 2005 from $62.6 million in 2004, an increase of $24.4 million, or 39.0%. The increase was primarily related to the acquisition of TWC on March 3, 2004 and Footworks on August 31, 2005, which accounted for an increase in net sales of $13.7 million. In addition, an increase of $7.4 million was attributable to a 12.3% increase in comparable store sales for TWC subsequent to the acquisition, $3.0 million attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes the closure of stores netted against new stores opened in the period and a $0.3 million increase in the Company’s TWC catalog/Internet business. The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores since the Company purchased TWC out of bankruptcy in March 2004.

Big Dogs’ Operations. Net sales from Big Dogs’ operations decreased to $92.1 million in 2005 from $98.8 million in 2004, a decrease of $6.7 million, or 6.8%. The decrease was related to $3.7 million attributable to a 4.1% decrease in Big Dog Sportswear comparable store sales for the period, $2.9 million attributable to a decrease in Big Dog Sportswear sales for stores not yet qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period, and $0.8 million attributable to a decrease in the Company’s Big Dog Sportswear wholesale business. The decreases were offset by a $0.7 million increase in the Company’s Big Dog Sportswear catalog/Internet business. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations. The Company closed its Big Dog wholesale division in the second quarter of 2004.

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

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $80.6 million in 2005 from $74.0 million in 2004, an increase of $6.6 million, or 8.9%. The $6.6 million increase is primarily due to the acquisition of TWC on March 3, 2004 and Footworks on September 1, 2005. However, as a percentage of net sales these expenses decreased to 45.0% in 2005 from 45.8% in 2004, a decrease of 0.8%. The decrease is primarily related to spreading the expenses over a larger sales base and the net closure of 12 Big Dogs stores in 2005.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, revenues or expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

During 2006, our primary uses of cash were for merchandise inventories, the acquisition of Steve’s Shoes, capital expenditures, and general operating activity. We satisfied our cash requirements from existing cash balances, short-term borrowings under our line of credit agreements and other borrowings.

Cash (used in) provided by operating activities was ($2.1) million and $7.2 million for 2006 and 2005, respectively. The $9.3 million decrease in cash provided by operating activities primarily relates to an $8.6 million increase in inventory purchases and a $3.8 million decrease in our net income, which was offset in part by various fluctuations in operating assets and liabilities. Inventory increased as a result of new store openings. We opened 27 new stores (24 TWC and 3 Big Dogs) in 2006 with total initial inventory of $5.6 million. The balance of the increase in inventory purchases primarily relates to re-merchandising the 37 acquired Steve's Shoes stores.

Cash used in investing activities was $20.5 million and $9.6 million for 2006 and 2005, respectively. Of the cash used in investing activities in 2006, $15.9 million was used for capital expenditures, including 24 new TWC store openings, three new Big Dog Sportswear store openings, retrofitting existing stores and corporate additions. In addition, $4.6 million was used to acquire Steve’s Shoes, Inc. Of the cash used in investing activities in 2005, $4.1 million relates to the acquisition of Footworks and $5.4 million relates to capital expenditures including 11 new TWC store openings, three new Big Dog Sportswear store openings, retrofitting existing stores and corporate additions.

Cash provided by financing activities in 2006 was $22.6 million compared to $1.2 million of cash used in financing activities in 2005. The increase in cash provided by financing is primarily due to increased cash borrowings under the line of credit. As of December 31, 2006, we had short term borrowings of $25.7 million compared to $2.8 million on December 31, 2005.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in November 2006 (the “Amended Credit Agreement”). Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. Prior to the amendment, the agreement provided for a total commitment of $47,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of the amended financial covenants, amended in October, 2006, include compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends. For all periods presented, the Company was in compliance with all covenants, as amended. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank’s base rate (8.25% as of December 31, 2006) or a LIBOR loan rate plus a margin ranging up to 1.75% (6.85% as of December 31, 2006). The Company had $3,222,000 in borrowings based on the bank’s base rate and $22,500,000 in LIBOR loans outstanding at December 31, 2006. The Amended Credit Agreement expires in October 2011. At December 31, 2006, the Company had approximately $2,755,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At December 31, 2006 and 2005, $60,000 and $59,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of December 31, 2006 and 2005, the remaining notes had a balance of $52,000 and $121,000, respectively.

In conjunction with the Company’s acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% at December 31, 2006). At December 31, 2006, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At December 31, 2006, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Management believes that available cash, the credit facilities in place at December 31, 2006, and cash generated from operations will be adequate to fund the Company’s working capital requirements for the foreseeable future.

COMMITMENTS AND OBLIGATIONS

As of December 31, 2006, we had the following obligations, which include both principal and interest payments:

	Amounts of Commitment Expiration per Period
	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving line of credit	$34,087,000	$27,453,000	$3,461,000	$3,173,000	$	---
Notes payable	4,904,000	1,927,000	2,977,000	---		---
Priority tax claims	119,000	65,000	52,000	2,000		---

Contractual Obligations:
Operating leases	185,838,000	32,916,000	56,162,000	43,949,000		52,811,000
Capital leases	72,000	44,000	14,000	14,000		---

Other Commercial Commitments:
Letters of credit	2,755,000	1,755,000	1,000,000	---		---

Total Commitments	$227,775,000	$64,160,000	$63,666,000	$47,138,000		$52,811,000

Revolving Lines of Credit - We have a revolving credit facility with Wells Fargo Retail Finance that we use to finance our operations. Commitments related to interest on the credit facility are estimated based on the prior year’s average balance and the current weighted average interest rate (7.03% at December 31, 2006). See “Part I. Item 7. - Liquidity and Capital Resources” for additional information regarding our credit facility.

Notes Payable - In conjunction with the acquisition of Footworks, we entered into two loans used to finance the purchase. Commitments related to interest expense on these loans are estimated based on expected balance and the current interest rates (ranging from 5% to 8.75% at December 31, 2006). See “Part I. Item 7. - Liquidity and Capital Resources” for additional information regarding our notes payable.

Priority Tax Claims - In conjunction with the acquisition of The Walking Company, we assumed priority tax claims. Commitments related to interest expense on these claims are estimated based on the expected balance and the current interest rate of 6%. See “Part I. Item 7. - Liquidity and Capital Resources” for additional information regarding our priority tax claim debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. We have not yet completed our evaluation of uncertain tax positions, and we are currently unable to quantify the amounts of additional deferred income tax assets and income tax liabilities we expect to record upon adoption of FIN 48.

In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since the Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), the adoption of this Issue will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other statements require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 (a.k.a. SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements or, more specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality (a.k.a. SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.

There are no other accounting standards issued as of March 12, 2007 that are expected to have a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Our most critical estimate relates to projecting future cash flows used in assessing future store operating performance and testing long-lived assets, including goodwill, for impairment.

We evaluate the carrying value of long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. There were no impairment losses included in the consolidated results of operations for the years ended December 31, 2006, 2005 and 2004.

The Company is self insured for medical insurance coverage. The self insurance liability is based on the historical claims rate and is anticipated to cover reported claims as well as incurred but not reported claims. The Company also maintains stop loss insurance coverage which reimburses the Company for an individual claim in excess of $120,000 and for company-wide claims in excess of an aggregate amount. The annual aggregate amount is determined based on a per month, per participant amount which ranges from $250 to $749.

Inventories, consisting substantially of finished goods, are valued at the lower of cost (first-in, first-out and weighted average methods) or market. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory, the impact of market trends, and an evaluation of economic conditions. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review. Inventory adjustments incurred during the years ended December 31, 2006, 2005 and 2004 were $0.2, $0.0 and $0.1 million, respectively.

We account for income taxes using an asset and liability approach for measuring deferred income taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The Company considers a number of factors to determine if a valuation allowance is necessary, including historical earnings and past experience with similar timing differences. For the three years ended December 31, 2006, the Company determined that a valuation allowance was not required.

RISK FACTORS

Investors in the Company should consider the following risk factors as well as the other information contained herein.

CONTROL BY MAJORITY SHAREHOLDER, SMALL PUBLIC FLOAT, AND LOW TRADING VOLUME OF SHARES. Our Chairman of the Board, Fred Kayne, owns approximately 57% of Big Dogs’ outstanding common stock. In addition, approximately 66% of our shares are held by Mr. Kayne and other directors, officers or beneficial owners of more than 10%, none of whom have historically traded in the shares on any regular basis. As a result, Mr. Kayne, acting either individually or with the Company’s current directors and executive officers, will be able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of our stockholders, including a change in control. While our shares are currently listed on the NASDAQ Global Market System, the average daily trading volume, particularly in recent years, has been very low. Due to all the foregoing, and other factors, there has been and can expect to be significant illiquidity in our shares.

CONTINUED STORE CLOSURES. The Company continues to evaluate its current Big Dogs and TWC store portfolio for potential store closures. In 2006, the Company closed 24 underperforming Big Dogs’ stores and in 2007 to date has closed 13 Big Dogs and 2 TWC stores. We will continue to take a careful position in regard to long-term real estate commitments and may close additional stores if considered appropriate. Store closures will reduce sales and may result in the Company incurring additional costs related to the closure.

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

FACTORS AFFECTING STORE TRAFFIC. Nearly all of our stores for both Big Dogs and TWC are located in malls. Accordingly our sales in such stores are, and will in the future continue to be, affected by the ability of such malls to continue to generate customer traffic. Big Dogs stores are located largely in outlet malls, with a majority of such malls we have selected being in tourist areas or tourist-serving areas where we think the customers will be attracted to Big Dogs merchandise. Outlet mall traffic appears to have declined overall in recent years. In addition, tourism may from time to time adversely be affected by such factors as economic downturns, adverse weather, war or international conflict, acts of terrorism or terrorism alerts, and increases in the cost of travel. In addition, customer traffic in both outlet malls and the regional malls in which TWC has stores is also affected by such factors as changing consumer preferences, opening of new malls in the area, the closing of high-profile stores in the mall and declines in the desirability of the shopping environment in a particular mall.

DEPENDENCE ON KEY PERSONNEL. Our success is significantly dependent on the performance of our key management, particularly Chief Executive Officer, Andrew Feshbach, Executive Vice President—Merchandising, Doug Nilsen, Executive Vice President - Business Affairs, General Counsel, Anthony Wall, Chief Financial Officer, Roberta Morris, Senior Vice President - Retail Operations, Lee Cox and Senior Vice President - Merchandising, Michael Grenley. We cannot assure you that we will be able to attract and retain key personnel. The loss of our key personnel could have an adverse effect on the Company’s results of operations and financial position. We do, however, maintain key-person life insurance policies on all of our senior executive officers.

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

We do not believe we have material exposure to losses from market-rate sensitive instruments. We have not invested in derivative financial instruments. Our overseas sourcing contracts are denominated in US dollars.

Our consolidated financial position and consolidated results of operations are subject to market risk associated with interest rate movements on borrowings. Currently, our credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and index based on Prime or LIBOR. Additionally, we have a term loan with an interest charge index based on Prime or LIBOR. We had $25,722,000 outstanding borrowings under these arrangements as of December 31, 2006. Based on these outstanding borrowings at December 31, 2006 and the current market condition, a one percent increase in the applicable interest rates would decrease our annual cash flow and pretax earnings by approximately $257,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $257,000. Our market risk on interest rate movements will increase based on higher borrowing levels. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” at Item 15(a) for a listing of the consolidated financial statements filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  Based on the evaluation of our management, including the Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act ("Act") is recorded, processed, summarized and reported within the time periods as defined under the Act.  There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other information with respect to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles and present and recent past positions of persons serving as our executive officers as of March 1, 2007:

NAME	AGE	POSITION

Andrew D. Feshbach	46	President, Chief Executive Officer and Director

Douglas N. Nilsen	58	Executive Vice President - Merchandising (Big Dog USA)

Anthony J. Wall	51	Executive Vice President - Business Affairs, General Counsel and Secretary

Roberta J. Morris	47	Chief Financial Officer, Treasurer and Assistant Secretary

Lee M. Cox	38	Senior Vice President - Retail Operations

Michael Grenley	49	Senior Vice President-Merchandising (TWC)

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

ANTHONY J. WALL has served as Executive Vice President, General Counsel and Secretary of the Company for more than five years. Mr. Wall also provides legal services to Fortune Fashions Industries LLC, a custom manufacturer of embellished apparel, Paige Premium Denim, a designer and manufacturer of denim jeans and casuals apparel, and Fortune Swimwear, a manufacturer of swimwear for the mass market, all of which are controlled by Fred Kayne.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of Big Dog Holdings, Inc., relating to the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal 2006 year end.

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
On November 3, 2006 the Company filed a Form 8-K to disclose third quarter financial results.
On December 20, 2006 the Company filed a Form 8-K to disclose an amendment to a loan agreement that increased the maximum amount of credit available to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 30, 2007 on its behalf by the undersigned, thereunto duly authorized.

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

SIGNATURE	TITLE	DATE

/s/ANDREW D. FESHBACH	Chief Executive Officer, President and Director	March 30, 2007
Andrew D. Feshbach	(Principal Executive Officer)

/s/ROBERTA J. MORRIS	Chief Financial Officer, Treasurer and Assistant	March 30, 2007
Roberta J. Morris	Secretary (Principal Financial and Accounting Officer)

/s/FRED KAYNE	Chairman of the Board	March 30, 2007
Fred Kayne

/s/SKIP R. COOMBER, III	Director	March 30, 2007
Skip R. Coomber, III

/s/STEVEN C. GOOD	Director	March 30, 2007
Steven C. Good

/s/DAVID J. WALSH	Director	March 30, 2007
David J. Walsh

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005, and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Dog Holdings, Inc. and subsidiaries
Santa Barbara, California

We have audited the consolidated balance sheets of Big Dog Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 30, 2007

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2006		2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$3,587,000		$3,530,000
Receivables, net		2,511,000		894,000
Inventories		58,608,000		44,518,000
Prepaid expenses and other current assets		1,170,000		1,046,000
Deferred income taxes (Note 7)		2,741,000		1,681,000
Total current assets		68,617,000		51,669,000
PROPERTY AND EQUIPMENT, net (Note 2)		24,174,000		11,931,000
INTANGIBLE ASSETS, net (Notes 1 and 4)		4,125,000		4,473,000
GOODWILL (Note 4)		3,131,000		3,131,000
DEFERRED INCOME TAXES (Note 7)		2,221,000		1,187,000
OTHER ASSETS		393,000		362,000
TOTAL		$102,661,000		$72,753,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 5)		$25,722,000		$2,796,000
Current portion of long-term debt (Note 6)		1,769,000		1,775,000
Accounts payable		8,690,000		7,478,000
Income taxes payable (Note 7)		1,511,000		1,367,000
Accrued expenses and other current liabilities (Note 3)		8,335,000		6,614,000
Total current liabilities		46,027,000		20,030,000
NOTE PAYABLE (Note 6)		2,829,000		4,565,000
CAPITAL LEASE OBLIGATIONS (Note 8)		26,000		47,000
DEFERRED RENT AND LEASE INCENTIVES (Note 8)		4,508,000		1,468,000
DEFERRED GAIN ON SALE-LEASEBACK (Note 2)		143,000		195,000
Total liabilities		53,533,000		26,305,000
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY (Note 9):
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding	$	---	$	---
Common stock $.01 par value, 30,000,000 shares authorized, 10,973,264 and 10,784,280 shares issued at December 31, 2006 and 2005, respectively		109,000		108,000
Additional paid-in capital		27,622,000		25,914,000
Retained earnings		30,843,000		29,872,000
Treasury stock, 1,710,598 and 1,710,598 shares at December 31, 2006 and 2005, respectively		(9,446,000)		(9,446,000)
Total stockholders' equity		49,128,000		46,448,000
TOTAL		$102,661,000		$72,753,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,

	2006	2005	2004

NET SALES	$218,604,000	$179,115,000	$161,358,000
COST OF GOODS SOLD	101,723,000	80,311,000	72,733,000
GROSS PROFIT	116,881,000	98,804,000	88,625,000

OPERATING EXPENSES:
Selling, marketing and distribution	103,428,000	80,624,000	73,956,000
General and administrative	9,823,000	9,631,000	8,060,000
Total operating expenses	113,251,000	90,255,000	82,016,000

INCOME FROM OPERATIONS	3,630,000	8,549,000	6,609,000

OTHER INCOME	---	---	(82,000)

INTEREST INCOME	(8,000)	(44,000)	(26,000)

INTEREST EXPENSE (Note 5 and 6)	2,084,000	976,000	857,000

INCOME BEFORE PROVISION FOR INCOME TAXES	1,554,000	7,617,000	5,860,000

PROVISION FOR INCOME TAXES (Note 7)	583,000	2,894,000	2,172,000

NET INCOME	$971,000	$4,723,000	$3,688,000

NET INCOME PER SHARE
BASIC	$0.11	$0.52	$0.42
DILUTED	$0.10	$0.49	$0.40

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
BALANCE,
JANUARY 1, 2004	9,698,284	$97,000	$20,510,000	$21,461,000	1,455,152	$(7,854,000)	$34,214,000

Repurchased common stock (Note 9)	---	---	---	---	74,846	(374,000)	(374,000)
Warrants exercised (Note 9)	993,146	10,000	4,922,000	---	---	---	4,932,000
Options exercised	17,600	---	63,000	---	---	---	63,000
Tax benefits related to exercise of stock options (Notes 7 and 9)	---	---	18,000	---	---	---	18,000
Net income	---	---	---	3,688,000	---	---	3,688,000

BALANCE,
DECEMBER 31, 2004	10,709,030	107,000	25,513,000	25,149,000	1,529,998	(8,228,000)	42,541,000

Repurchased common stock (Note 9)	---	---	---	---	180,600	(1,218,000)	(1,218,000)
Options exercised	75,250	1,000	322,000	---	---	---	323,000
Tax benefits related to exercise of stock options (Notes 7 and 9)	---	---	79,000	---	---	---	79,000
Net income	---	---	---	4,723,000	---	---	4,723,000

BALANCE,
DECEMBER 31, 2005	10,784,280	108,000	25,914,000	29,872,000	1,710,598	(9,446,000)	46,448,000

Options exercised	188,984	1,000	957,000	---	---	---	958,000
Tax benefits related to exercise of stock options (Notes 7 and 9)	---	---	540,000	---	---	---	540,000
Non-cash compensation recognized on share based payments (Note 9)	---	---	211,000	---	---	---	211,000
Net income	---	---	---	971,000	---	---	971,000

BALANCE,
DECEMBER 31, 2006	10,973,264	$109,000	$27,622,000	$30,843,000	1,710,598	$(9,446,000)	$49,128,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$971,000	$4,723,000	$3,688,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,524,000	4,173,000	3,666,000
Stock-based compensation expense	211,000	---	328,000
Excess tax benefits from share-based payment arrangements	(540,000)	(79,000)	(18,000)
Gain on early extinguishment of notes payable	---	---	(82,000)
Amortization of deferred financing fees	16,000	168,000	273,000
Provision for losses on receivables	2,000	2,000	87,000
Loss on disposition of property and equipment	14,000	39,000	51,000
Deferred income taxes	(1,554,000)	(56,000)	(894,000)
Changes in operating assets and liabilities:
Receivables	(1,619,000)	(485,000)	(381,000)
Inventories	(11,422,000)	(2,843,000)	(2,075,000)
Prepaid expenses and other current assets	(111,000)	(176,000)	1,635,000
Accounts payable	1,212,000	2,301,000	1,308,000
Income taxes payable	144,000	(1,275,000)	1,130,000
Accrued expenses and other current liabilities	1,588,000	284,000	(2,700,000)
Deferred rent and lease incentives	2,559,000	526,000	337,000
Deferred gain on sale-leaseback	(53,000)	(53,000)	(53,000)
Net cash (used in) provided by operating activities	(2,058,000)	7,249,000	6,300,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,870,000)	(5,446,000)	(1,886,000)
Acquisitions, net of cash acquired	(4,587,000)	(4,122,000)	(1,577,000)
Proceeds from sale of property and equipment	3,000	1,000	---
Other	(60,000)	(26,000)	---
Net cash used in investing activities	(20,514,000)	(9,593,000)	(3,463,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	22,926,000	2,491,000	(7,634,000)
Repayment of redeemable convertible notes and rights	---	---	(363,000)
Repurchase of common stock	---	(1,218,000)	(374,000)
Payment of deferred financing fees	---	(70,000)	(175,000)
Exercise of stock options	959,000	322,000	63,000
Excess tax benefits from share-based payment arrangements	540,000	79,000	18,000
Repayment of capital lease obligations	(171,000)	(220,000)	(166,000)
Repayment of notes payable	(1,625,000)	(180,000)	(39,000)
Net cash provided by (used in) financing activities	22,629,000	1,204,000	(8,670,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	57,000	(1,140,000)	(5,833,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,530,000	4,670,000	10,503,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,587,000	$3,530,000	$4,670,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,069,000	$841,000	$545,000
Income taxes	$2,532,000	$4,305,000	$1,954,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
	2006	2005		2004

ACQUISITIONS:
Inventories	$2,669,000		$1,951,000		$12,754,000
Properties	2,052,000		508,000		7,320,000
Other current assets	---		---		1,944,000
Intangibles	---		4,532,000		---
Goodwill	---		3,131,000		---
Accrued expenses and other liabilities	(134,000)		---		(14,762,000)
Redeemable convertible notes and rights assumed	---		---		(4,998,000)
Notes payable	---		(6,000,000)		(681,000)
Net cash effect due to acquisitions	$4,587,000		$4,122,000		$1,577,000

REDEMPTION OF NOTES AND RIGHTS:
Redeemable convertible notes and rights assumed					$4,998,000
Expiration of warrants					328,000
Accrued interest					75,000
Amortization of premium on convertible notes					(24,000)
Gain on early extinguishment of debt					(82,000)
Issuance of 993,146 shares of common stock					(4,932,000)
Net cash effect due to redemption of notes and rights					$363,000

OTHER:
Tenant improvements paid by landlord	$480,000	$	---	$	---
Capital leases	$33,000	$	---		$383,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

The consolidated financial statements include the accounts of Big Dog Holdings, Inc. and its subsidiaries Big Dog Sportswear (“Big Dogs”) and The Walking Company (“TWC”), collectively the "Company". All significant intercompany accounts and transactions have been eliminated.

Big Dogs principally develops and markets apparel and other consumer products through Company-operated retail stores located throughout the United States, corporate sales accounts, catalogs and the Internet website.

TWC principally markets and sells authentic comfort footwear and accessories through Company-operated retail stores located throughout the United States, catalogs and the Internet website.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

RECEIVABLES, NET

Receivables, net consist primarily of tenant allowances, corporate sales and credit card transactions that remain outstanding at the end of the period. These amounts are reflected net of any allowance for doubtful accounts. The Company does not extend credit to its customers, except through third-party credit cards.

INVENTORIES

Inventories, consisting substantially of finished goods, are valued at the lower of cost (first-in, first-out and weighted average methods) or market. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory, the impact of market trends, and an evaluation of economic conditions. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review. Inventory adjustments incurred during the years ended December 31, 2006, 2005 and 2004 were $0.2, $0.0 and $0.1 million, respectively.

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. The Company’s evaluation for the years ended 2006, 2005 and 2004, which included all retail locations, indicated that no asset impairment existed and therefore no write-down of assets was recorded.

GOODWILL AND OTHER INTANGIBLE ASSETS

Indefinite Lived Intangibles

The Company accounts for indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company tests trademarks for impairment on an annual basis, in the fourth quarter, and more often as circumstances require. The Company’s evaluation for the year ended 2004 indicated that the trademark for its Lifeforms brand was impaired. As such, the Company recorded a $45,000 write-down of this asset in 2004. Such costs are included in general and administrative expenses in the consolidated statements of income. As of December 31, 2006 and 2005, net trademarks totaled $299,000 and $298,000, respectively. Based on the evaluation performed in the last two years, management does not believe any impairment of its trademark related intangible assets existed at December 31, 2006 and 2005, respectively.

Leasehold Intangible Assets

In conjunction with the Footworks acquisition in 2005 (see Note 4), the Company acquired lease related intangible assets valued at $4,408,000, which are being amortized over the life of the related leases. Accumulated amortization was $583,000 and $233,000 at December 31, 2006 and 2005, respectively.

The estimate of aggregate amortization expense for the subsequent years is as follows:

FOR THE YEARS ENDED DECEMBER 31,
2007	$437,000
2008	437,000
2009	439,000
2010	435,000
2011	353,000
Thereafter	1,724,000
$3,825,000

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In 2005, the Company recorded $3,131,000 of goodwill in conjunction with the Footworks acquisition (see Note 4). All of the Company’s goodwill is allocated to the TWC segment. The Company tests goodwill for impairment in the fourth quarter of each year and more often as circumstances require. Based on its most recent analysis, management does not believe any impairment of its goodwill existed at December 31, 2006 and 2005, respectively.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

Substantially all of the Company's revenues are generated by its retail operations, which are recognized at the time of sale.  The Company also generates revenues through its corporate sales, Internet and mail order catalog operations, which are recognized at the time of shipment. Outbound shipping charges billed to customers are included in net sales when the products are shipped for corporate sales, Internet and mail order catalog sales. The Company records an allowance for estimated returns in the period of sale based on prior experience. Gift certificates and gift card sales are recorded as a liability, until the certificate or card is redeemed. As the gift certificates and gift cards do not expire, the Company does not record income for unused gift certificates or gift cards. The Company accrues for estimated sales returns by customers based on historical sales return results.

INCOME STATEMENT COMPONENTS

Cost of goods sold consists of the cost of the product and related overhead costs related to the product, including purchasing, inbound freight charges, warehouse receiving costs, quality control inspection costs, internal product development costs and shipping and other handling costs to our stores or customers. Depreciation is not included in the calculation of cost of goods sold.

Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. The distribution costs included in selling, marketing and distribution expense were $5,329,000, $3,314,000 and $3,147,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses.

VENDOR ALLOWANCES

Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. The amount of these funds is determined for each fiscal year and the majority is based on various quantitative contract terms. Amounts received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of the inventory. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.

STORE PREOPENING EXPENSES

The Company expenses store pre-opening costs as incurred, which totaled $311,000, $236,000 and $87,000 in 2006, 2005 and 2004, respectively.

ADVERTISING COSTS

Costs associated with the production of our mail order catalogs are capitalized and expensed over the expected revenue stream following the mailing of the respective catalog, generally three months. All other advertising costs are expensed as incurred. Advertising expense charged to operations for the years ended December 31, 2006, 2005 and 2004 was $3,211,000, $1,389,000 and $1,254,000, respectively. Capitalized advertising costs related to our mail order catalogs were $295,000 and $227,000 as of December 31, 2006 and 2005, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED LEASE INCENTIVES

The Company accounts for landlord allowances in accordance with SFAS 13, “Accounting for Leases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases”. Accordingly, all incentives received from landlords to fund tenant improvements are recorded as deferred liabilities and then amortized over the related store’s lease term.

STRAIGHT-LINE RENT

The Company accounts for rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under the Company’s store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options.

MEDICAL SELF-INSURANCE RESERVE

The Company is self-insured for medical insurance coverage. The self-insurance liability is based on the historical claims rate and is anticipated to cover reported claims as well as incurred but not reported claims. The Company also maintains stop loss insurance coverage which reimburses the Company for an individual claim in excess of $120,000 and for company-wide claims in excess of an aggregate amount. The annual aggregate amount is determined based on a per month, per participant amount which ranges from $250 to $749.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach for measuring deferred income taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The Company considers a number of factors to determine if a valuation allowance is necessary, including historical earnings and past experience with similar timing differences. For the three years ended December 31, 2006, the Company determined that a valuation allowance was not required.

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Net income	$971,000	$4,723,000	$3,688,000
Basic Weighted Average Shares:
Weighted average number of shares outstanding	9,180,000	9,145,000	8,722,000
Effect of Dilutive Securities:
Options and warrants	351,000	581,000	452,000
Diluted Weighted Average Shares:
Weighted average number of shares outstanding and Common share equivalents	9,531,000	9,726,000	9,174,000

Antidilutive options and warrants	--	230,000	566,000

Antidilutive options and warrants consist of the weighted average of stock options and warrants for the respective years that had an exercise price greater than the average market price during the year. Such options and warrants are therefore excluded from the computation of diluted earnings per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $493,000 tax benefit for the year ended December 31, 2006 related to the exercise of stock options for which no compensation expense was recorded.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation for the years ended December 31, 2005 and 2004 was determined using the intrinsic value method. The following table provides supplemental information for those periods as if stock-based compensation had been recognized under SFAS 123R:

	YEARS ENDED DECEMBER 31,
	2005	2004
Net income:
As reported	$4,723,000	$3,688,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	---	114,000
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(454,000)	(380,000)
Pro forma	$4,269,000	$3,422,000
Net income per share:
As reported:
Basic	$0.52	$0.42
Diluted	$0.49	$0.40
Pro forma:
Basic	$0.47	$0.39
Diluted	$0.44	$0.37

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

CONCENTRATION OF CREDIT RISK

The Company had $135,000, $845,000 and $4,127,000 of cash on deposit with a high credit quality financial institution in excess of the Federal Deposit Insurance Corporation limits as of December 31, 2006, 2005 and 2004, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of receivables, accounts payable and short-term borrowings approximate their carrying values because of the short-term maturity of these instruments.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2006 and 2005, the carrying value of all financial instruments was not materially different from fair value, as both the fixed and variable rate debt approximated rates currently available to the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. We have not yet completed our evaluation of uncertain tax positions, and we are currently unable to quantify the amounts of additional deferred income tax assets and income tax liabilities we expect to record upon adoption of FIN 48.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since the Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), the adoption of this Issue will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other statements require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 (a.k.a. SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements or, more specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality (a.k.a. SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RECLASSIFICATIONS

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	DECEMBER 31,
	2006	2005
Leasehold improvements	$22,411,000	$14,456,000
Store fixtures	19,585,000	14,660,000
Machinery and equipment	7,181,000	3,943,000
Computer equipment and software	9,006,000	7,932,000
Land	63,000	---

	58,246,000	40,991,000
Less accumulated depreciation and amortization	34,072,000	29,060,000
Property and equipment, net	$24,174,000	$11,931,000

Depreciation and amortization expense of property and equipment totaled $6,174,000, $3,940,000 and $3,666,000 in 2006, 2005 and 2004, respectively.

In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1,600,000. In August 1999, the Company sold this building for $2,119,000 and simultaneously entered into a 10-year lease. The $527,000 gain related to the sale of this building is being deferred over the life of the lease.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
	2006	2005
Accrued compensation and benefits	$4,092,000	$3,015,000
Sales tax payable	1,880,000	1,596,000
Store credits	576,000	446,000
Sales return reserve	499,000	335,000
Gift certificates	514,000	375,000
Other current liabilities	774,000	847,000
Total accrued expenses and other current liabilities	$8,335,000	$6,614,000

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. ACQUISITIONS (continued)

THE WALKING COMPANY ACQUISITION (continued)

The purchase price consisted of approximately $1.7 million in cash, $5.0 million in issuance of notes and rights (see Note 6), $15.4 million of assumption of accounts payable, accrued expenses and other liabilities (including acquisition related costs of $1.3 million.) The Company funded the cash portion of the purchase price by drawing upon existing and new lines of credit, and from available cash.

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

The following table presents unaudited pro forma results of the combined operations for the year ended December 31, 2004 , as if the TWC acquisition had occurred as of the beginning of such a period rather than as of the TWC acquisition date.

Year Ended
December 31,
2004
Net sales	$169,677,000
Net income	$3,137,000
Net income per common share:
Basic	$0.36
Diluted	$0.34

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

FOOTWORKS ACQUISITION

On August 31, 2005, the Company acquired substantially all of the assets of Footworks, a division of a privately held shoe retailer. The total purchase price was approximately $10.1 million which included the payment and issuance of cash and notes by the Company pursuant to the definitive agreement. The acquisition included a chain of 7 retail stores selling comfort shoes and accessories. Footworks’ operations have historically focused on high-visibility stores in Las Vegas, Nevada. The Company has converted the majority of the acquired stores into “The Walking Company” stores. Through an independent valuation, intangibles related to below market leases acquired were valued at approximately $4.4 million and acquired trademark intangibles were valued at approximately $0.1 million. Intangibles related to below market leases are amortized over the remaining lease term. Goodwill recorded in connection with the acquisition is approximately $3.1 million. The results of the Company’s operations for the Footworks stores have been included in the Company’s consolidated financial statements since the acquisition date. Pro forma results of operations are not presented as the acquisition is not considered material to the Company’s consolidated financial statements.

STEVE’S SHOES ACQUISITION

On January 31, 2006, the Company acquired, through bankruptcy court, substantially all of the assets and assumed certain liabilities of Steve’s Shoes, Inc., pursuant to an asset purchase agreement for a purchase price of approximately $4.2 million. The Company also incurred acquisition related costs of $0.4 million. Of this amount $2.1 million was allocated to fixed assets, $2.6 million was allocated to inventory and $0.1 million was allocated to liabilities. The Company assumed liabilities for $65,000 in accrued vacation, $39,000 in outstanding sales returns and $30,000 in gift certificates. The purchase price allocation is subject to adjustment related to additional acquisition related costs and assumed liabilities and is expected to be finalized in the first quarter 2007.

Under the terms of the asset purchase agreement, TWC acquired substantially all of the assets of Steve’s Shoes, Inc. including, but not limited to, the inventory and fixed assets of 37 stores. The primary reason for the acquisition was to continue the growth of TWC by acquiring stores in strategic locations. During 2006 and 2007, the Company has or will be converting the majority of the acquired stores into “The Walking Company” stores. The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations have been consolidated in the Company’s financial statements since acquisition on January 31, 2006.

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. SHORT-TERM BORROWINGS

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in November 2006 (the “Amended Credit Agreement”). Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. Prior to the amendment, the Amended Credit Agreement provided for a total commitment of $47,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of these financial covenants, amended in October 2006, include compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends. For all periods presented, the Company was in compliance with all covenants, as amended. This credit agreement provides for a performance-pricing structured interest charge which is based on excess availability levels. The interest rate ranges from the bank’s base rate (8.25% on December 31, 2006) or a LIBOR loan rate plus a margin ranging up to 1.75% (6.85% as of December 31, 2006). The Company had $3,222,000 in borrowings based on the bank’s base rate and $22,500,000 in LIBOR loans outstanding at December 31, 2006. The weighted-average interest rate on short-term borrowing as of December 31, 2006 and 2005 was 7.03% and 7.25%, respectively. The Amended Credit Agreement expires in October 2011. At December 31, 2006, the Company had approximately $2,755,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks, as further disclosed in Note 6.

6. NOTES PAYABLE

	DECEMBER 31,
	2006	2005
Wells Fargo Retail Finance 4-year term facility	$2,444,000	$3,000,000
Bianca of Nevada, Inc. 3-year promissory note	2,000,000	3,000,000
Priority tax claim notes	112,000	180,000
	4,556,000	6,180,000
Less current installments	1,727,000	1,615,000
Notes payable, excluding current installments	$2,829,000	$4,565,000

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At December 31, 2006 and 2005, $60,000 and $59,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets. As of December 31, 2006 and 2005, the remaining notes had a balance of $52,000 and $121,000, respectively.

In conjunction with the acquisition of Footworks, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% at December 31, 2006). At December 31, 2006, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At December 31, 2006, $1,000,000 of the promissory note is classified as current and is included in current portion of notes payable in the accompanying consolidated balance sheets.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. NOTES PAYABLE (continued)

Maturities of notes payable are as follows:

Years Ending December 31,
2007	$1,727,000
2008	1,714,000
2009	1,113,000
2010	2,000
2011	---
$4,556,000

7. INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Current:
Federal	$2,271,000	$2,520,000	$2,615,000
State	406,000	509,000	469,000
Total	2,677,000	3,029,000	3,084,000
Deferred:
Federal	(1,806,000)	(114,000)	(767,000)
State	(288,000)	(21,000)	(145,000)
Total	(2,094,000)	(135,000)	(912 ,000)

Total income tax provision	$583,000	$2,894,000	$2,172,000

The Company's effective income tax rate differs from the federal statutory rate due to the following:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.6	3.9	3.9
Other, net	(0.1)	0.1	(0.8)
Total	37.5%	38.0%	37.1%

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. INCOME TAXES (continued)

Significant components of the Company's net deferred income tax assets are as follows:

	DECEMBER 31,
	2006	2005
Deferred income tax assets:
Allowance for doubtful receivables and sales returns	$199,000	$135,000
Accrued vacation	171,000	150,000
Inventory uniform capitalization	1,760,000	1,051,000
Depreciation	455,000	570,000
Intangible assets	---	67,000
Deferred rent	1,781,000	472,000
Deferred gain on sale of building	56,000	78,000
Stock-based compensation	69,000	---
State income taxes	---	11,000
Reserve liabilities	801,000	458,000
Total deferred income tax assets	5,292,000	2,992,000

Deferred income tax liabilities:
Intangible assets	(71,000)	---
State income taxes	(134,000)	---
Prepaid expenses	(125,000)	(124,000)
Total deferred income tax liabilities	(330,000)	(124,000)

Deferred income tax asset, net	$4,962,000	$2,868,000

8. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2018. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Operating	Capital
YEARS ENDING DECEMBER 31,	Leases	Leases

2007	$32,916,000	$44,000
2008	30,220,000	7,000
2009	25,942,000	7,000
2010	20,920,000	7,000
2011	23,029,000	7,000
Thereafter	52,811,000	---

Total minimum obligations	$185,838,000	72,000
Less amount representing interest		4,000
Present value of minimum lease payments		68,000
Less current portion		42,000
Long-term portion		$26,000

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

Rent expense for 2006, 2005 and 2004, totaled $33,659,000, $26,478,000 and $24,332,000, respectively, and includes contingent rentals of $681,000, $586,000 and $572,000 for 2006, 2005, and 2004, respectively, which are included in operating expenses in the consolidated statements of income. The cost of equipment under capital leases at December 31, 2006 and 2005 was $432,000 and $535,000, respectively, and accumulated depreciation for such equipment at December 31, 2006 and 2005 was $210,000 and $179,000, respectively. As described in Note 13, in January 2007 the Company paid $491,000 to terminate a lease early and also entered into a $2,953,000 capital lease.

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

In 2002, the Company entered into two transactions relating to the short-sale and repurchase of Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The IRS contended that the transactions were incorrectly characterized for IRS purposes. The notice of proposed changes to our 2002 federal income tax return would have resulted in additional tax due of approximately $1.6 million plus penalties. The Company obtained expert legal tax counsel and appealed the proposed adjustment. The Company believes that it has meritorious defenses and intends to vigorously contest the proposed adjustments. The Company does not believe the IRS will prevail in this matter and has not recorded a reserve for this proposed tax adjustment in the accompanying consolidated financial statements.

9. STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 30,000,000 shares of common stock. As of December 31, 2006 and 2005, the Company had 10,973,264 and 10,784,280 of common stock issued, respectively.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS' EQUITY (continued)

In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,710,598 shares totaling $9,446,000 as of December 31, 2005 and 2006.

The Company’s credit agreement prohibits the payment of dividends. The Company did not pay a dividend in 2006 and 2005, and does not expect to pay dividends in the future.

PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of preferred stock. As of December 31, 2006 and 2005, the Company did not have any preferred stock issued or outstanding. Under the Company’s Certificate of Incorporation, the Board of Directors is authorized to fix the terms of the preferred stock provided for in such Certificate.

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

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $211,000 for year ended December 31, 2006, and is included in Operating Expenses in the accompanying consolidated statement of income. The Company also recorded a related $79,000 tax benefit, of which $69,000 is recorded as a deferred tax asset for year ended December 31, 2006.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company used the following assumptions for options granted in the years ended December 31, 2005 and 2004. There were no options granted in the year ended December 31, 2006.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS’ EQUITY (continued)

Expected volatility	35%

Expected lives	7 yrs.

Risk-free interest rate - high	4.80%

Risk-free interest rate - low	3.75%

Expected dividend yield	none

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends. Expected term isderived from the historical option exercise behavior.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock option activity during the years ended December 31, 2004, 2005 and 2006:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2004	1,744,500	5.10
Granted	400,000	4.50
Exercised	(17,600)	3.57
Forfeited	(45,250)	5.78

Outstanding at December 31, 2004	2,081,650	$4.98
Granted	112,250	6.93
Exercised	(75,250)	4.30
Forfeited	(33,150)	5.35

Outstanding at December 31, 2005	2,085,500	$5.10
Granted	-	-
Exercised	(188,984)	5.07
Forfeited	(4,650)	4.48

Outstanding at December 31, 2006	1,891,866	$5.39	4.46	$20,821,000

Vested and expected to vest at December 31, 2006	1,853,247	$5.40	4.40	$20,357,000

Exercisable at December 31, 2006	1,616,016	$5.57	3.98	$17,507,000

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS’ EQUITY (continued)

In addition, during the year ended December 31, 2004, 1,067,817 stock rights were granted at an exercise price of $4.35, of which 993,146 were exercised and 74,671 were forfeited. There were no further stock rights granted, exercised or forfeited in the years ended December 31, 2005 and 2006.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2005 and 2004 was $2.73 and $2.04, respectively. No options were granted in the year ended December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $1,487,000, $200,000, $45,000, respectively, determined as of the date of each option exercised. The intrinsic value is the amount by which the current market value exceeds the exercise price of the stock option.

As of December 31, 2006, there was $366,000 of total unrecognized compensation cost, net of a 14% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the year ended December 31, 2006 was $196,000.

Cash received from option exercise under share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $959,000, $322,000 and $63,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	OPTIONS OUTSTANDING	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED-AVERAGE EXERCISE PRICE	OPTIONS EXERCISABLE	WEIGHTED-AVERAGE EXERCISE PRICE
$2.90 - 3.60	472,466	5.5 years	$3.47	320,866	$3.45
4.00 - 4.85	644,950	4.5 years	4.28	631,350	4.28
5.00 - 6.50	566,150	5.0 years	6.25	455,500	6.41
8.00	12,500	4.1 years	8.00	12,500	8.00
10.00 - 12.00	195,800	0.3 years	11.07	195,800	11.07
2.90 - 12.00	1,891,866	4.5 years	5.39	1,616,016	5.57

10. SEGMENT INFORMATION

Since The Walking Company acquisition on March 3, 2004, the Company has operated its business under two reportable segments: (i) Big Dog Sportswear business, and (ii) TWC business. The Big Dog Sportswear business includes the Company’s 155 Big Dog retail stores (primarily located in outlet malls), corporate sales, and its catalog and internet business selling quality sportswear. The TWC business includes the Company’s 151 Walking Company stores located primarily in leading retail malls selling comfort footwear. These two retail chains are managed separately.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Below are the results of operations on a segment basis for the years ended December 31, 2006, 2005 and 2004 (with TWC’s 2004 results being reported only for the period from the March 3, 2004 acquisition date):

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. SEGMENT INFORMATION (continued)

	Big Dog Sportswear	The Walking Company	Total
Year Ended December 31, 2006
Statements of Income:
Sales	$82,923,000	$135,681,000	$218,604,000
Gross margin	46,696,000	70,185,000	116,881,000
Depreciation and amortization	1,518,000	5,007,000	6,525,000
Interest income	(3,000)	(5,000)	(8,000)
Interest expense	765,000	1,319,000	2,084,000
Provision for (benefit from) income taxes	(770,000)	1,353,000	583,000
Net (loss) income	(1,284,000)	2,255,000	971,000

Balance Sheet:
Total assets	$35,336,000	$67,325,000	$102,661,000
Increases in long-term assets	3,770,000	9,190,000	12,960,000

Year Ended December 31, 2005
Statements of Income:
Sales	$92,104,000	$87,011,000	$179,115,000
Gross margin	53,755,000	45,049,000	98,804,000
Depreciation and amortization	1,363,000	2,810,000	4,173,000
Interest income	(40,000)	(4,000)	(44,000)
Interest expense	463,000	513,000	976,000
Provision for income taxes	1,225,000	1,669,000	2,894,000
Net income	2,000,000	2,723,000	4,723,000

Balance Sheet:
Total assets	$31,692,000	$41,061,000	$72,753,000
Increases (decreases) in long-term assets	(714,000)	10,248,000	9,534,000

Year Ended December 31, 2004
Statements of Income:
Sales	$98,771,000	$62,587,000	$161,358,000
Gross margin	56,150,000	32,475,000	88,625,000
Depreciation and amortization	1,675,000	1,991,000	3,666,000
Interest income	(2,000)	(24,000)	(26,000)
Interest expense	428,000	429,000	857,000
Provision for income taxes	973,000	1,199,000	2,172,000
Net Income	1,654,000	2,034,000	3,688,000

Balance Sheet:
Total assets	$35,378,000	$23,453,000	$58,831,000
Increases (decreases) in long-term assets	(524,000)	6,527,000	6,003,000

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EMPLOYEE BENEFIT PLAN

The Company has a Retirement Savings Plan (the “Plan”), a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code. The Plan is available to substantially all of the Company’s employees. The Company amended the Plan in November 2000 to match each dollar deferred up to 3% of compensation, which is limited to $1,000 annually, per participant. Participants vest in the Company’s contribution at varying rates of 0% to 20% per year over six years. The Company contributed approximately $188,000, $187,000 and $156,000 in 2006, 2005 and 2004, respectively.

12. RELATED PARTY TRANSACTIONS

Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $3,000, $135,000 and $324,000 in 2006, 2005 and 2004, respectively.

The Company engaged a related party to perform retail construction services. Construction services provided to the Company totaled $203,000 in 2005. No construction services were provided in 2006 or 2004.

In the normal course of business, one of the Company's officers pays for certain operating expenses which are reimbursed by the Company.  At December 31, 2006 and 2005, the related outstanding payable was $70,000 and $654,000, respectively.

In January 2005, the Company made a temporary loan of $4 million to a company where a majority stockholder and director is the majority owner of the company. The loan was used to facilitate the purchase of an airplane from a third party until suitable replacement financing could be obtained. Interest on such loan was payable at the prime rate plus .05%. The note was fully repaid to the Company in March 2005 including $34,000 of interest. From time to time, the Company may rent the plane for its own corporate travel use. The Company has no obligation to use such plane for any minimum amount, and to the extent it does use it, the Company will pay for such use on terms at least as favorable to the Company as could be obtained from an independent third party. Costs associated with the use of such plane totaled $215,000 and $189,000 for the year ended December 31, 2006 and 2005, respectively.

13. SUBSEQUENT EVENTS

In January 2007, the Company terminated their lease of a 143,000 square foot facility in Santa Fe Springs, California and as a result paid a $491,000 termination fee. The Company’s distribution center was housed in this facility prior to its relocation to a larger facility in Charlotte, North Carolina. The termination of the lease was recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS 146, liabilities arising from exit or disposal activities are recognized only when incurred, and measured at their fair value.

Additionally, in January, 2007, the Company entered into a $2,953,000 four-year capital lease to finance equipment purchases for the new distribution center. The new facility is 230,000 square feet and features state-of-the-art technologies and equipment including advanced conveyor systems, automated shipping and receiving systems and an enhanced inventory management infrastructure.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. QUARTERLY FINANCIAL DATA (unaudited)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except per share)
Year ended December 31, 2006:
Net sales	$38,671	$53,178	$54,127	$72,628
Gross profit	20,097	29,383	28,982	38,419
Selling, marketing and distribution expenses	22,639	25,497	25,355	29,937
General and administrative expenses	2,247	2,346	2,301	2,930
Total operating expenses	24,886	27,843	27,656	32,866
(Loss) income from operations	(4,789)	1,540	1,326	5,553
Net (loss) income	(3,160)	641	471	3,019
Net (loss) income per share
Basic	$(0.35)	$0.07	$0.05	$0.33
Diluted	$(0.35)	$0.06	$0.05	$0.31
Weighted average shares outstanding
Basic	9,092	9,177	9,211	9,236
Diluted	9,092	9,509	9,476	9,885

Year ended December 31, 2005:
Net sales	$31,345	$43,441	$44,909	$59,420
Gross profit	16,227	24,680	25,286	32,611
Selling, marketing and distribution expenses	18,267	19,327	20,055	22,975
General and administrative expenses	1,743	2,286	2,207	3,395
Total operating expenses	20,010	21,613	22,262	26,370
(Loss) income from operations	(3,783)	3,067	3,024	6,241
Net (loss) income	(2,414)	1,718	1,770	3,649
Net (loss) income per share
Basic	$(0.26)	$0.19	$0.19	$0.40
Diluted	$(0.26)	$0.18	$0.18	$0.38
Weighted average shares outstanding
Basic	9,180	9,187	9,141	9,075
Diluted	9,180	9,760	9,680	9,664

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	Balance at Beginning of Year		Additions Charged to Costs and Expenses	Write-offs, Net of Recoveries		Balance at End of Year
Year ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable		$96,000	$87,000		$(180,000)	$3,000
Self-insurance reserves		$375,000	$2,815,000		$(2,748,000)	$442,000
Sales returns		$50,000	$235,000	$	---	$285,000
Obsolete inventory reserves	$	---	$385,000	$	---	$385,000

Year ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable		$3,000	$1,000		$(2,000)	$2,000
Self-insurance reserves		$442,000	$2,731,000		$(2,695,000)	$478,000
Sales returns		$285,000	$50,000	$	---	$335,000
Obsolete inventory reserves		$385,000	$22,000		$(150,000)	$257,000

Year ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable		$2,000	$2,000	$	---	$4,000
Self-insurance reserves		$478,000	$4,202,000		$(4,006,000)	$674,000
Sales returns		$335,000	$164,000	$	---	$499,000
Obsolete inventory reserves		$257,000	$267,000		$(54,000)	$470,000

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Second Amended Plan of Reorganization of Shoes Liquidation Co. (formerly The Walking Company) and Alan’s Shoes, Inc., confirmed on March 2, 2004. (1)

2.2
Order of the United States Bankruptcy Court for the Central District of California confirming the Second Amended Plan of Reorganization of Shoes Liquidation Co. (formerly The Walking Company) and Alan’s Shoes, Inc., entered on March 2, 2004.(1)

2.3	Asset Purchase Agreement, dated May 20, 2005, by and among The Walking Company, as buyer, Bianca of Nevada, Inc., a Nevada corporation, as seller, and Sal Palermo, as shareholder. (7)

2.4	Asset Purchase Agreement, dated January 31, 2006, by and among The Walking Company, as buyer, and Steve’s Shoes, Inc., Debtor in Possession, as seller. (9)

3.1	Amended and Restated Certificate of Incorporation (2)

3.1A	Certificate of Correction (3)

3.2	Amended and Reinstated Bylaws (3)

4.1	Reference is hereby made to Exhibits 3.1, 3.1A, and 3.2

4.2	Specimen Stock Certificate (2)

10.1	Term Loan Note, dated August 31, 2005, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog USA, Inc. and The Walking Company, as borrowers. (8)

10.2	Promissory Note Secured by Letter of Credit, dated August 31, 2005, among the lenders signatory thereto, Bianca of Nevada, Inc., as payee, and The Walking Company, as maker. (8)

10.10	Amended and Restated 1997 Performance Award Plan (5)

10.10A	Form of Employee Nonqualified 1997 Performance Award Plan (2)

10.10B	Terms and Conditions for Non-Qualified Options Granted under the Amended and Restated 1997 Performance Award Plan (4)

10.10C	Form of Eligible Director Non-Qualified Stock Option Agreement (4)

10.11	Lease between Big Dog USA, Inc. and The Prudential Insurance Company of America dated November 4, 1997 (3)

10.12	Form of Indemnification Agreement (1)

10.13	Lease between Big Dog Holdings, Inc. and TKC XCIX, LLC dated March 13, 2006 (10)

21.1	List of Subsidiaries of Big Dog Holdings, Inc. (6)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Loan and Security Agreement, dated March 3, 2004, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and The Walking Company (formerly TWC Acquisition Corp.), as borrower.(1)

99.2
Third Amendment to Loan and Security Agreement, dated March 3, 2004, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc. and CSI Acquisition Corporation, as borrowers.(1)

99.3
First Amended, Restated and Consolidated Loan and Security Agreement, dated July 7, 2005, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc., and The Walking Company, as borrowers. (7)

99.4
Third Amendment to First Amended, Restated, and Consolidated Loan and Security Agreement, dated November 28, 2006, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc., and The Walking Company, as borrowers. (11)

(1)
Incorporated by reference from the Company’s Current Report on Form 8-K filed as of March 3, 2004. The exhibits and schedules to the Plan have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Big Dog Holdings, Inc. will furnish copies of any of such exhibits and schedules to the Securities and Exchange Commission upon request.

(2)	Incorporated by reference from the Company’s S-1 Registration Statement (No. 333-33027) as amended , which became effective September 25, 1997.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference from the Company’s Schedule TO filed July 31, 2000.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed as of May 4, 2006.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed as of December 20, 2006.