Form 10-K/A
period 2006-12-31
BIG DOG HOLDINGS INC
filed 2007-04-30
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to provide the disclosure required by Part III of Form 10-K.  This information was intended to be incorporated by reference from our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and was omitted from the initial filing pursuant to General Instruction G.3 to Form 10-K.  Because we now do not expect to file a Definitive Proxy Statement prior to the applicable incorporation by reference deadline, we are hereby filing this Amendment to provide the required disclosure for Part III (Items 10 through 14) and to refile certain information contained in Part IV (Item 15).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

Set forth below are the names, ages, titles and present and recent past positions of persons serving as our executive officers as of March 1, 2007:

NAME	AGE	POSITION
Andrew D. Feshbach	46	President, Chief Executive Officer and Director
Douglas N. Nilsen	58	Executive Vice President - Merchandising (Big Dog USA)
Anthony J. Wall	51	Executive Vice President - Business Affairs, General Counsel and Secretary
Roberta J. Morris	47	Chief Financial Officer, Treasurer and Assistant Secretary
Lee M. Cox	38	Senior Vice President - Retail Operations
Michael Grenley	49	Senior Vice President-Merchandising (TWC)

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

Board of Directors

The following table contains information regarding our Board of Directors.  Directors are divided into three classes, with directors in each class serving staggered three-year terms.  Certain biographical information regarding the directors is provided below the table.

Class I Directors — Term Expiring 2007

Name	Age	Year First Elected
Skip R. Coomber, III	46	2000
Steven C. Good	64	1997

Class II Director — Term Expiring 2008

Name	Age	Year First Elected
David J. Walsh	47	1997

Class III Directors — Term Expiring 2009

Name	Age	Year First Elected
Fred Kayne	68	1992
Andrew D. Feshbach	47	1992

FRED KAYNE co-founded the Company in 1992 and has served as its Chairman since that time. Mr. Kayne co-founded Fortune Fashions Industries, LLC in 1991, Fortune Swimwear LLC in 2002, and Paige Premium Denim in 2004, all of which are in the apparel business.  Mr. Kayne has served as an officer and/or manager of each of those companies since their founding.  Prior thereto, Mr. Kayne was a partner of Bear, Stearns & Company until it went public in 1985, after which he was Managing Director and a member of its Board of Directors until he retired in 1986. Mr. Kayne graduated from Massachusetts Institute of Technology with a BS in Engineering.

 ANDREW FESHBACH co-founded the Company in 1992 and has served as Chief Executive Officer and as a director since that time. Previously, Mr. Feshbach was a partner in Maiden Lane, a merchant bank, and a Vice President in the Mergers and Acquisitions Group of Bear Stearns & Co. Mr. Feshbach holds an MBA from Harvard Business School and a BA in Economics (Phi Beta Kappa) from the University of California, Berkeley.

SKIP COOMBER is an investment consultant in San Diego, California.  Mr. Coomber is a member of the California State Bar.

STEVEN GOOD is a founding partner of Good Swartz Brown & Berns LLP, an accounting, auditing and business advisory firm. He was previously partner at Laventhol & Horwath a national accounting firm. He is a founder and past Chairman of CU Bancorp and is a director of: OSI Systems, Inc., a provider of security and medical monitoring systems; California Pizza Kitchen, Inc., which owns, operates, licenses and franchises a chain of casual dining restaurants; Kayne Anderson MLP Investment Company, which invests in oil-related infrastructures; Kayne Anderson Energy Total Return Fund, Inc., a management investment company; and Youbet.com, a provider of technology and pari-mutual horse racing content for consumers.

DAVID WALSH is the owner of KMJ Investments, a private consulting and merchant banking firm formed in 2002.  Mr. Walsh has an M.B.A. from Harvard University.

Audit Committee

The members of the Audit Committee of the Board of Directors are Steven Good (Chairman), David Walsh and Skip Coomber. Our Board, in its judgment, has determined that Mr. Good meets the Securities and Exchange Commission’s definition of an “audit committee financial expert” and has designated him as such. Our Board has further determined that Messrs. Good, Walsh and Coomber are independent, as described more fully below under the caption, “Director Independence.”

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to the Company’s executive officers.  The Code of Ethics is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between person and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the code to an appropriate person, and (v) accountability for adherence to the code.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that executive officers, directors, and holders of more than 10% of a company’s registered class of securities file reports of their ownership of a company’s securities with the SEC. Based on a review of these reports, the Company believes that its reporting persons complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview. The following Compensation Discussion and Analysis describes the material elements of compensation for our executives identified below in the Summary Compensation Table (“Named Executive Officers”). The compensation committee of the Board (the “Committee”) discharges the Board’s responsibilities regarding compensation of our executives, including the Named Executive Officers. The Company’s CEO makes recommendations to the Committee regarding the corporate goals and objectives relevant to executive compensation, executives’ performance in light of such goals and objectives, and recommends the executives’ compensation levels to the Committee based on such evaluations. The Committee evaluates such recommendations and determines compensation matters.

Compensation Philosophy and Objectives. We believe that an effective executive compensation program is one that is designed to reward the achievement of specific annual and long-term strategic business goals established by the Company, which align our executives’ interests with those of our stockholders, with the ultimate objective of increasing stockholder value.  Our executive compensation program is designed to motivate and reward executives for achieving the business goals set by the Company, attract and retain highly qualified individuals with the skills and experience necessary for us to achieve these business goals, and to reward over time those individuals that consistently perform or exceed the performance levels expected of them.  Our program is also designed to reinforce a sense of ownership and overall entrepreneurial spirit, to encourage individual excellence, effective collaboration, teamwork and the willingness to take prudent risk, and to link rewards to measurable corporate and individual performance goals.

In furtherance of the foregoing objectives, executive compensation is based on two primary components — base salary and cash-based incentive compensation.  In addition, our executives receive benefits that are generally available to all of our employees plus enhanced health and life insurance benefits. In allocating overall compensation between these two principal elements, the compensation of those executives who have the greatest ability to influence the Company’s performance and who are more accountable for the strategic and tactical decisions of the Company may be more performance-based, while those having less influence on the direction, performance and strategic and tactical decisions of the Company may receive a greater portion of their compensation in base salary.  As such, the mix of base salary and incentive compensation varies depending upon the individual’s level within the Company, with base salaries ranging from $254,000 to $434,000 and annual performance-based cash bonus awards ranging from $50,000 to $160,000.  No specific formula or targeted ratio is used in fixing these amounts.

Additionally, the Compensation Committee may make use of equity awards from time to time in an effort to align the compensation returns for our executive officers with increases in value for our stockholders.  However, recent changes in the accounting treatment for equity awards has made these grants less attractive as a compensation tool and the Compensation Committee has no current plans to grant equity awards.

The principal elements of compensation are described below in greater detail.

Base Salary. Executive base salaries are based on job responsibilities, accountability, and the experience of the individual.  Our compensation setting process consists of annually reviewing base salaries for adjustment where performance or market conditions suggest that a change would be appropriate.  During its review of base salaries for executives, the Committee primarily considers:

•	individual performance of the executive for the prior year as well as the Company’s overall performance; and

•	internal review of the executive’s compensation relative to other executives to ensure internal equity.

Additionally, the Committee may review executive officer compensation levels at other similar companies to ensure competitive compensation.  No such market data were used in 2006.  Salary levels are typically considered annually as part of our performance review process as well as upon promotion or other change in job responsibilities. Merit increases are awarded based on an executive’s performance of his or her job responsibilities and the achievement of objectives in the prior year.

In fiscal 2006, the Committee approved salary increases ranging from 4% to 20%, with an average increase of 13% among the Named Executive Officers.  In approving these increases, the Committee considered the individual and Company performance in the prior year and specifically noted the factors described in the following paragraphs relating to the approval of performance-based cash awards for 2006. The salary increases also took into account the fact that none of the Named Executive Officers received equity compensation awards in 2006.

Annual Performance-Based Cash Bonus Awards. Annual performance-based cash bonuses are based upon both corporate and individual performance. The target bonus amounts vary depending on each executive’s accountability and potential impact on the Company’s performance. Accordingly, the more control and accountability that an executive has the potential to exercise over the Company’s performance, the greater the percentage of that executive’s total compensation is dependent on annual performance-based cash bonus awards. Fiscal 2006 bonus levels range from approximately 16% to 37% of base salary for the Named Executive Officers.

Upon completion of the 2006 fiscal year, the Committee assessed the Company’s performance against the achievement of corporate performance goals. The Committee then assessed the CEO’s individual accomplishments, as well as the individual accomplishments for each executive as recommended by the CEO and determined the individual performance level for each executive.  The specific factors considered by the Compensation Committee in determining to pay the above-referenced bonuses included year-over-year growth in consolidated net sales in 2006, the stabilization and integration of operations of 35 Steve’s Shoes stores acquired out of bankruptcy, and the continued growth in The Walking Company franchise, with 25 new stores opening that year.

Equity Incentive Compensation.  Equity compensation may sometimes be used to promote performance and achievement of corporate goals by employees on a long-term basis, encourage the growth of stockholder value and allow employees to participate in the long-term success of the Company.  Equity awards, if granted, are based on the estimated fair value of the awards on the grant date and vary depending on individual and company performance, as well as the awardee’s role within the organization and expected contributions over the vesting period.

However, following the implementation of FAS 123(R), which requires that we record an accounting charge for the fair value of equity awards, the Compensation Committee has declined to issue equity awards and no equity awards were granted in fiscal 2006.  The Compensation Committee continues to evaluate the further grant of options and alternative incentive compensation programs and may grant equity awards in future periods.

Benefits. The Named Executive Officers are eligible to participate in all of the Company’s health, welfare, paid time-off, retirement savings, and employee stock purchase benefit programs on the same terms as are available to other employees. These benefit programs are designed to enable the Company to attract and retain its workforce in a competitive marketplace. Health, welfare and paid time-off benefits ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. In addition, the Named Executive Officers are also provided a supplemental health insurance program where the company pays the premiums, administrative fees and claims.

The Company’s retirement savings plan (“401(k) Plan”) is a tax-qualified retirement savings plan, pursuant to which all employees, including the Named Executive Officers, are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the Internal Revenue Service. In fiscal 2006, the Company contributed $1,000 to the 401(k) accounts of four of the Named Executive Officers.

As discussed in  Certain Relationships and Related-Party Transactions below, the Company occasionally charters airplane service for business trips.  From time to time, executives may be permitted to have family members accompany them on such chartered business flights to the extent there are free seats available on the plane.  There is no formal plan for allowing such activity and permission is granted on a case-by-case basis by the Chairman and CEO.  Permission was granted on three occasions to one Named Executive Officer in 2006.

Employment Agreements and Change in Control Arrangements. The Company currently does not have any employment contracts with any of the Named Executive Officers. Unless the Compensation Committee provides otherwise, upon a change in control (as defined in our 1997 Performance Award Plan) each option and stock appreciation right issued under the 1997 Plan will be come immediately exercisable, any restricted stock issued under the 1997 Plan will immediately vest free of restrictions, and the number of shares, cash or other property covered by any “performance share award” issued under the 1997 Plan will be issued to the grantee of such award. The Company has to date issued only options under the 1997 Plan.

We believe that these “single trigger” acceleration benefits are common practice among comparable companies. Information regarding the potential value of these payments is provided below for the Named Executive Officers under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code limits the tax deductibility to the Company of compensation in excess of $1 million in any year for certain executive officers, except for qualified “performance-based compensation” under the Section 162(m) rules. No covered executive’s compensation for these purposes exceeded $1 million for 2006. The Compensation Committee considers the Section 162(m) rules as a factor with respect to compensation matters, but will not necessarily limit compensation to amounts deductible under Section 162(m).

Role of Executives in Compensation Decisions.  The Committee reviews the performance and compensation of the CEO on annual basis and establishes the CEO’s compensation level. The CEO is not present for these discussions related to his compensation.  For the remaining executives, the CEO makes recommendations to the Committee, which the Committee takes into account when determining executive compensation.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be filed herewith.

COMPENSATION COMMITTEE

Fred Kayne
David Walsh

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid in fiscal 2006 to the Company’s President and Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the four other most highly compensated executive officers other than the CEO and CFO (collectively the “Named Executive Officers”).

Name and Principal Position	Salary ($)	Bonus ($)(1)	All Other Compensation ($) (2)	Total ($)
Andrew D. Feshbach President and Chief Executive Officer	$434,617	$160,000	$47,076	$641,693

Roberta J. Morris Chief Financial Officer and Treasurer	$254,231	$50,000	$11,590	$315,821

Anthony J. Wall Executive Vice President and General Counsel	$342,307	$55,000	$11,207	$408,514

Douglas N. Nilsen Executive Vice President	$307,077	$50,000	$1,000	$358,077

Michael Grenley Senior Vice President	$268,077	$65,000	$21,836	$354,913

Lee Cox Senior Vice President- Retail	$266,346	$70,000	$1,000	$337,346

___________________
(1)	Amounts shown represent the bonus earned by the Named Executive Officer during the year indicated, whether or not paid in that year.
(2)
“All Other Compensation” includes (i) in regard to Messrs. Feshbach, Wall, Nilsen and Cox and Ms. Morris the Company’s contribution of $1,000 to each of the 401(k) accounts of; (ii) supplemental helth isurance benfits provided to Messrs. Feshbach ($14,515), Wall ($10,207), and Grenley ($21,836) and Ms. Morris ($10,590), (iii) in regard to Mr. Feshbach, such amount also includes a $17,046 benefit of his being allowed to have family members accompany him on three business trips in 2006 taken on chartered flights, and (iv) a car allowance ($14,515).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the number and value of unexercised stock options held by the Named Executive Officers as of the end of fiscal 2006.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Andrew D. Feshbach	5,000	_	$4.625	6/1/10
	250,000	_	$4.25	3/2/11
	5,000	_	$4.03	5/31/11
	5,000	_	$3.60	5/30/12
	5,000	_	$2.90	6/5/13
	5,000	_	$4.65	6/3/14
	5,000	_	$6.90	6/21/15

Roberta J. Morris	15,000	_	$6.50	4/6/08
	12,500	_	$8.00	4/6/08
	12,500	_	$10.00	4/6/08
	22,500	_	$3.50	12/7/08
	35,000	6,000	$4.25	3/2/11
	9,000	_	$3.50	1/4/14

Anthony J. Wall	20,000	_	$6.50	4/6/08
	15,000	_	$8.00	4/6/08
	15,000	_	$10.00	4/6/08
	27,500	_	$3.50	12/7/08
	40,000	_	$4.25	3/2/11
	9,000	6,000	$3.50	1/4/14
	50,000	_	$7.00	6/29/15

Douglas N. Nilsen	40,000	_	$6.50	4/6/08
	30,000	_	$8.00	4/6/08
	30,000	_	$10.00	4/6/08
	27,500	6,000	$3.50	12/7/08
	50,000	_	$4.25	3/2/11
	9,000	_	$3.50	1/4/14

Michael Grenley	36,000	24,000	$5.50	7/27/14

Lee M. Cox	25,000	_	$6.50	1/1/11
	12,500	_	$8.00	1/1/11
	12,500	_	$10.00	1/1/11
	35,000	_	$4.25	3/2/11
	6,000	4,000	$3.50	1/4/14
	15,000	10,000	$5.50	7/27/14

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Company currently does not have any employment contracts with any of the Named Executive Officers. Unless the Compensation Committee provides otherwise, upon a change in control (as defined in the 1997 Plan) each option and stock appreciation right issued under the 1997 Plan will be come immediately exercisable, any restricted stock issued under the 1997 Plan will immediately vest free of restrictions, and the number of shares, cash or other property covered by any “performance share award” issued under the 1997 Plan will be issued to the grantee of such award. The Company has to date issued only options under the 1997 Plan.

Assuming that a change in control occurred as of the end of fiscal 2006, and based on the Company’s closing stock price on the last day of trading that year ($16.40), the Named Executive Officers would have received a change in control benefit in the form of accelerated vesting of stock options with the following values.

Name	Value of Accelerated Vesting (1)

Andrew D. Feshbach	

Roberta J. Morris	$77,400

Anthony J. Wall	$77,400

Douglas N. Nilsen	$77,400

Michael Grenley	$261,600

Lee M. Cox	$186,400

(1)
The value of the accelerated vesting equals the difference (if positive) between the option exercise price and the last reported stock price for fiscal 2006, multiplied by the number of options that would have been accelerated upon a change in control occurring on December 31, 2006.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was, during 2006, an officer or employee of the Company or any of its subsidiaries, nor was any member of the Compensation Committee formerly an officer of the Company or any of its subsidiaries. No executive officer of the Company served (i) as a member of the compensation committee (or board of directors serving the compensation function) of another entity, one of whose executive officers served on the Compensation Committee or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Company’s Board

Compensation of Directors

Effective as of June 6, 2006, the Board approved the following changes to director compensation:

(a)
The annual fee to each non-employee director (excluding Mr. Kayne) was increased from $20,000 to $35,000 per year (pro rated for 2006) and each director also receives $1,000 per meeting attended.  The pre-existing practice of reimbursing director’s expenses incurred in connection with attendance at Board or committee meetings will continue.

(b)	Mr. Kayne’s fee for acting as Chairman was increased from $12,500 to $15,833 per month.

(c)	The annual grant to directors of an option to purchase 5,000 shares of Common Stock was terminated.

(d)
The annual fee for the Chairman of the Audit Committee was increased from $10,000 to $15,000.  The other directors who serve on the Audit Committee will continue to receive their annual fee of $10,000. The directors who also serve on the Compensation Committee will continue to receive their annual fee of $2,500.

The decision to terminate the annual grant of an option to purchase 5,000 shares of Common Stock was based on the fact that the grant of stock options has been suspended for officers and employees of the Company due to the adverse impact of recent changes in accounting treatment of option grants.  Directors who are employees of the Company (currently only Mr. Feshbach) are not paid any additional cash compensation for their services as a director.

Director Compensation Table

The following table sets forth certain information with respect to the compensation paid to the Company’s directors in 2006.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred Kayne (1)	$167,500	$167,500
Andrew D. Feshbach (2)		
Skip R. Coomber, III (3)(4)	$34,916	$34,916
Steven C. Good (3)(5)	$37,833	$37,833
David J. Walsh (3)(4)(6)	$58,094	$58,094

_____________________
(1)	Pursuant to changes as drafted by the Board effective June 6, 2006, Fred Kayne, the Company’s Chairman is paid $190,000 per year for acting as Chairman of the Board.
(2)	Andrew D. Feshbach, our President and Chief Executive Officer, was not paid any additional compensation for his services as a director.
(3)
Pursuant to changes as drafted by the Board effective June 6, 2006, each non-employee director, other than Fred Kayne receives an annual fee of $35,000 and $1,000 for each meeting of the Board attended.

(4)	Skip R. Coomber, III and David J. Walsh each receive $10,000 per year for being a member of the Audit Committee.
(5)	Steven C. Good receive $15,000 per year for his role as Chairman of the Audit Committee.
(6)	David Walsh receives $2,500 per year for serving on the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2006, regarding the Company’s 1997 Performance Award Plan (the “Plan”). The maximum number of shares initially reserved for issuance under this plan was 1,000,000. In February 1998, the Company amended the Plan to increase the maximum number of shares reserved for issuance to 2,000,000. The Company amended the Plan again in April 2002 to increase the maximum number of shares reserved for issuance to 3,000,000. Awards under this Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, stock bonuses, or cash bonuses based upon performance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	1,891,866	$5.39	750,400

Equity compensation plans not approved by security holders	-

Total	1,891,866	$5.39	750,400

Security Ownership of Principal Shareholders and Management

The following table shows certain information, as of March 31, 2007, with respect to the shares of the Company’s Common Stock beneficially owned by (i) persons or entities known by the Company to own 5% or more of the Company’s Common Stock, (ii) the Company’s directors and Named Executive Officers and (iii) all directors and Named Executive Officers as a group.

Name and Address	Number of Shares Owned[1]		Options[2]	Total	Percent of Class[3]
Fred Kayne	5,348,332	[4]	30,000	5,378,332	48.5%
c/o Fortune Financial 1800 Avenue of the Stars, Suite 310 Los Angeles, CA 90067

Andrew D. Feshbach	660,931	[5]	280,000	940,931	8.3%
c/o Big Dog Holdings, Inc. 121 Gray Avenue Santa Barbara, CA 9310

Douglas N. Nilsen	58,221		186,500	244,721	2.1%

Anthony J. Wall	65,216		176,500	241,716	2.1%

Roberta J. Morris.	41,904		106,500	148,404	1.3%

Lee M. Cox	14,184		88,000	102,184	---

David C. Walsh	21,400		50,000	71,400	---

Steven C. Good	3,480		50,000	53,480	---

Skip R. Coomber, III	1,200		35,000	36,200	---

Michael Grenley			36,000	36,000	---

All directors and Named Executive Officers as a Group (10 persons)	6,214,868		1,038,500	7,253,368	60.0%

______________
[1]	Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares shown.

[2]	Represents shares subject to options held by directors and Named Executive Officers that are exercisable as of March 31, 2007 or become exercisable within 60 days thereof.

[3]
Based on 11,068,842 shares outstanding. Percentage information is omitted for individuals who own less than one percent of the outstanding shares of Common Stock and the shares deemed outstanding due to exercisable options.

[4]	All such shares are owned by the Fred and Lenore Kayne Family Trust, of which Mr. Kayne and his wife are co-trustees.

[5]	All such shares are owned by the Feshbach Family Trust, of which Mr. Feshbach and his wife are co-trustees

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures Regarding Related-Party Transactions

 The Board of Directors has adopted policies and procedures for the review and approval of transactions between the Company and certain “related parties,” which are generally considered to be our directors and executive officers, nominees for director, holders of five percent or more of our outstanding capital stock and members of their immediate families. The Board of Directors has delegated to the Audit Committee the authority to review and approve the material terms of any proposed related party transactions. To the extent that a proposed related party transaction may involve a non-employee director or nominee for election as a director and may be material to a consideration of that person’s independence, the matter may also considered by the other disinterested directors.

In determining whether to approve or ratify a related party transaction, the Audit Committee may consider, among other factors it deems appropriate, the potential benefits to the Company, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to the Company, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Committee may, in its sole discretion, impose such conditions as it deems appropriate on the Company or the related party in connection with its approval of any transaction. Any transactions involving the compensation of executive officers, however, are to be reviewed and approved by the Compensation Committee. If a related-party transaction will be ongoing, the Audit Committee may establish guidelines to be followed in the Company’s ongoing dealings with the related party. Thereafter, the Audit Committee, on at least an annual basis,will review and assess ongoing relationships with the related party to see that they are in compliance with the Committee’s guidelines and that the related party transaction remains appropriate.

Certain Relationships and Related-Party Transactions

Fortune Fashions Industries, a company controlled by Fred Kayne, Chairman of the board, owns an airplane that it makes available to the Company to rent  for corporate travel use.  The Company has no obligation to use such plane for any minimum amount, and to the extent it does use it, the Company has paid for such use on terms at least as favorable to the Company as could be obtained from an independent third party.  Due to the geographically widespread nature of the Company’s retail store business, which has increased substantially with the continued expansion of The Walking Company, the Company has found the use of such plane to be beneficial to its business.  The amounts paid by the Company for the use of such plane in 2006 totaled $214,552.

Director Independence.

The Board of Directors annually determines the independence of each of our directors and nominees in accordance with the independence standards set forth in the NASDAQ Marketplace Rules.  These rules provide that “independent” directors are those who are independent of management and free from any relationship that, in the judgment of the Board of Directors, would interfere with their exercise of independent judgment.  No director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).  Members of the Audit Committee must be independent and must also satisfy a separate independence requirement pursuant to the Securities Exchange Act of 1934, as amended, which requires that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation.

Based on its review, the Board of Directors determined that the directors who are deemed independent are David Walsh, Steven Good and Skip Coomber. In making its determination regarding the independent of the non-employee directors, the Board considered, among other things, the stock holdings of the non-employee directors and to what extent that such holdings may affect their ability to exercise independent judgment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent accounting firm is Singer Lewak Greenbaum & Goldstein LLP.  Over the two prior fiscal years, the Company has engaged Singer Lewak Greenbaum & Goldstein LLP to perform audit services only. Below is a summary of the fees billed over the last two fiscal years.

	2006	2005

Audit Fees	$219,000	$135,643

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements (including the audit of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act) and the review of the interim financial statements included in the Company’s Quarterly Reports and for services normally provided in connection with statutory and regulatory filings or engagements.

The Audit Committee must pre-approve all engagements of the Company’s independent accountants unless an exception to such requirement exists under the Securities Exchange Act of 1934 or the rules of the Securities Exchange Commission.  Each year, the independent auditors’ retention to audit the Company’s financial statements, including the associated fees, is approved by the committee.  All audit fees for fiscal 2006 were pre-approved by the Audit Committee. The Audit Committee will also, if applicable, review other potential engagements of the independent auditors, including the scope of the proposed work and the and the proposed fees, and approve or reject such services taking into account whether the services are permissible under applicable law and the possible impact on the auditors’ independence from management.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K/A:

(3) EXHIBITS

The following exhibits are filed as a part of this Annual Report on Form 10-K/A:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on April 30, 2007 on its behalf by the undersigned, thereunto duly authorized.

BIG DOG HOLDINGS, INC.

By	/s/ Andrew D. Feshbach
Andrew D. Feshbach
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew D. Feshbach	Chief Executive Officer, President and Director
Andrew D. Feshbach	(Principal Executive Officer)	April 30, 2007

/s/ Roberta J. Morris	Chief Financial Officer, Treasurer and Assistant Secretary
Roberta J. Morris	(Principal Financial and Accounting Officer)	April 30, 2007

*
Fred Kayne	Chairman of the Board	April 30, 2007

*
Skip R. Coomber, III	Director	April 30, 2007

*
Steven C. Good	Director	April 30, 2007

*
David J. Walsh	Director	April 30, 2007

*	By:	/s/ Anthony Wall
Attorney in Fact

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act o\f 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002