Form 10-Q
period 2007-03-31
BIG DOG HOLDINGS INC
filed 2007-05-14
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

☐ Large accelerated filer	☐ Accelerated Filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at March 31, 2007 was 9,362,266 shares.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

Index

PART 1.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$789,000	$3,587,000
Receivables	2,187,000	2,511,000
Inventories	74,017,000	58,608,000
Prepaid expenses and other current assets	1,817,000	1,170,000
Deferred income taxes	6,363,000	2,741,000
Total current assets	85,173,000	68,617,000
PROPERTY AND EQUIPMENT, net	25,927,000	24,174,000
INTANGIBLE ASSETS, net	4,016,000	4,125,000
GOODWILL	3,131,000	3,131,000
DEFERRED INCOME TAXES	1,741,000	2,221,000
OTHER ASSETS	462,000	393,000
TOTAL	$120,450,000	$102,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$38,774,000	$25,722,000
Current portion of long-term debt	2,352,000	1,769,000
Accounts payable	18,004,000	8,690,000
Income taxes payable	-	1,511,000
Sales tax payable	1,188,000	1,880,000
Accrued expenses and other current liabilities	4,570,000	6,455,000
Total current liabilities	64,888,000	46,027,000
NOTES PAYABLE	2,622,000	2,829,000
CAPITAL LEASE OBLIGATIONS	2,243,000	26,000
DEFERRED RENT AND LEASE INCENTIVES	4,850,000	4,508,000
DEFERRED GAIN ON SALE-LEASEBACK	129,000	143,000
Total liabilities	74,732,000	53,533,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,072,864 and 10,973,264 issued at March 31, 2007 and December 31, 2006, respectively	111,000	109,000
Additional paid-in capital	28,346,000	27,622,000
Retained earnings	26,707,000	30,843,000
Treasury stock, 1,710,598 shares at March 31, 2007 and December 31, 2006	(9,446,000)	(9,446,000)
Total stockholders' equity	45,718,000	49,128,000
TOTAL	$120,450,000	$102,661,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2007	2006
NET SALES	$44,224,000	$38,671,000
COST OF GOODS SOLD	20,924,000	18,574,000
GROSS PROFIT	23,300,000	20,097,000

OPERATING EXPENSES:
Selling, marketing and distribution	26,849,000	22,639,000
General and administrative	2,361,000	2,247,000
Total operating expenses	29,210,000	24,886,000

LOSS FROM OPERATIONS	(5,910,000)	(4,789,000)

INTEREST INCOME	3,000	2,000
INTEREST EXPENSE	(706,000)	(269,000)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(6,613,000)	(5,056,000)

BENEFIT FROM INCOME TAXES	(2,478,000)	(1,896,000)

NET LOSS	$(4,135,000)	$(3,160,000)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.44)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	9,336,000	9,092,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,135,000)	$(3,160,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,815,000	1,321,000
Stock option compensation	46,000	75,000
Excess tax benefits from share-based payment arrangements	(151,000)	(198,000)
Amortization of deferred financing fees	2,000	4,000
Loss on disposition of property and equipment	107,000	-
Deferred income taxes	(2,990,000)	(2,272,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	324,000	(168,000)
Inventories, net	(15,409,000)	(10,662,000)
Prepaid expenses and other assets	(699,000)	(1,107,000)
Accounts payable	10,225,000	7,743,000
Income taxes payable	(1,512,000)	(1,367,000)
Accrued expenses and other current liabilities	(2,577,000)	(1,687,000)
Deferred rent and lease incentives	342,000	64,000
Deferred gain on sale-leaseback	(13,000)	(13,000)
Net cash used in operating activities	(14,625,000)	(11,427,000)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(3,810,000)	(1,989,000)
Proceeds from the sale of property and equipment	244,000	-
Acquisition of Steve’s Shoes, net of cash acquired	-	(4,501,000)
Net cash used in investing activities	(3,566,000)	(6,490,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	13,051,000	14,621,000
Net funds received under sale-leaseback transaction	2,042,000	-
Repayment of notes payable	(208,000)	(94,000)
Tax benefit from stock-based compensation	151,000	198,000
Exercise of stock options	528,000	441,000
Repayment of capital lease obligations	(171,000)	(39,000)
Net cash provided by financing activities	15,393,000	15,127,000
NET DECREASE IN CASH	(2,798,000)	(2,790,000)
CASH, BEGINNING OF PERIOD	3,587,000	3,530,000
CASH, END OF PERIOD	$789,000	$740,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$554,000	$278,000
Income taxes	$2,176,000	$1,941,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$931,000	$-

ACQUISITION OF STEVE’S SHOES, INC.:
Inventory		$2,069,000
Properties		2,432,000
Net cash effect due to acquisition of net assets of Steve’s Shoes, Inc.		$4,501,000

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

The interim consolidated financial statements for the three months ended March 31, 2006 contain the results of operations since January 31, 2006, of the Company’s acquisition of primarily all the assets of Steve’s Shoes, Inc. For a complete description of the acquisition see Note 2 below.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for Big Dog Holdings, Inc. and subsidiaries (collectively, the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, (“FIN 48”). For further discussion on the adoption of FIN 48 see Note 9, Income Taxes — Implementation of FIN 48.

NOTE 2. Acquisition

Steve’s Shoes, Inc.

On January 31, 2006, the Company acquired, through bankruptcy court, substantially all of the assets and assumed certain liabilities of Steve’s Shoes, Inc., pursuant to an asset purchase agreement for a purchase price of approximately $4.2 million. The Company also incurred acquisition related costs of $0.4 million. Of this amount $2.1 million was allocated to fixed assets, $2.6 million was allocated to inventory and $0.1 million was allocated to liabilities. The Company assumed liabilities for accrued vacation, certain outstanding sales returns and gift certificates.

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

The Company funded the purchase price by drawing upon existing lines of credit, and from available cash. No goodwill was recorded in connection with the acquisition. Pro forma results of operations will not be presented as the acquisition is not considered material (either individually or combined with the Footworks acquisition in 2005) to the Company’s consolidated financial statements.

Index

NOTE 3. Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in November 2006 (the “Amended Credit Agreement”). Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. Prior to the amendment, the agreement provided for a total commitment of $47,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of the amended financial covenants, amended in October 2006, include compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends. For all periods presented, the Company was in compliance with all covenants, as amended. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank’s base rate (8.25% as of March 31, 2007) or a LIBOR loan rate plus a margin ranging up to 1.75% (7.07% as of March 31, 2007). The Company had $3,774,000 in borrowings as of March 31, 2007. The Amended Credit Agreement expires in October 2011. At March 31, 2007, the Company had approximately $2,304,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks.

Long-term Borrowings

Notes Payable

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% as of March 31, 2007). At March 31, 2007, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At March 31, 2007, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company in 2004, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At March 31, 2007 and December 31, 2006, $60,000 and $60,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of March 31, 2007 and December 31, 2006, the remaining notes had a balance of $10,000 and $52,000, respectively.

Index

Capital Lease

In the first quarter 2007, the Company entered into a $2,973,000 four-year capital lease agreement to finance equipment purchased for the Company’s new distribution center located in North Carolina. The capital lease agreement requires monthly payments of approximately $75,000 through March 2011 and includes a dollar purchase option at the end of the term. Depreciation expense of equipment purchased under this capital lease is included in selling, marketing and distribution expense in the accompanying consolidated statement of operations.

Note 4. Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $46,000 for the three month period ended March 31, 2007, and is included in operating expenses on the accompanying Consolidated Statement of Operations. The Company also recorded a related $17,000 deferred tax benefit for the three month period ended March 31, 2007.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $130,000 tax benefit for the quarter ended March 31, 2007 primarily related to the exercise of stock options for which no compensation expense was recorded.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends. Expected term is derived from the historical option exercise behavior. The forfeiture rate is determined based on the Company’s actual historical option forfeiture experience. There were no options granted in the three months ended March 31, 2007 and 2006.

Index

The following table summarizes stock option activity during the three month period ended March 31, 2007:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,891,866	$5.39
Granted	-	-
Exercised	(99,600)	(5.31)
Forfeited	(3,750)	(5.70)

Outstanding at March 31, 2007	1,788,516	$4.90	4.36	$19,857,000

Vested and expected to vest at March 31, 2007	1,765,621	$4.90	4.33	$19,594,000

Exercisable at March 31, 2007	1,559,566	$4.96	3.97	$17,225,000

No options were granted in either the three months ended March 31, 2007 or the three months ended March 31, 2006. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $1,000,000, determined as of the date of option exercises. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $649,000. The intrinsic value is the amount by which the current market value of the underlying common stock exceeds the exercise price of the stock option.

As of March 31, 2007, there was $443,000 of total unrecognized compensation cost, net of a 10% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the three month periods ended March 31, 2007 and 2006 was $66,000 and $75,000, respectively.

Cash received from option exercise under share-based payment arrangements for the three months ended March 31, 2007 and 2006 was $529,000 and $433,000, respectively.

NOTE 5. Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock. As of March 31, 2007, the Company had repurchased 1,710,598 shares totaling $9,446,000.

NOTE 6. Segment Information

The Company currently has two reportable segments: (i) Big Dog Sportswear business, and (ii) The Walking Company business.

Index

The Big Dog Sportswear business includes the Company’s 145 Big Dogs retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

The Walking Company business includes the Company’s 150 The Walking Company stores located primarily in leading retail malls. Stores acquired in the Footworks and Steve’s Shoes, Inc. acquisitions are included in The Walking Company.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company. The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs. Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage. Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three months ended March 31, 2007 and 2006:

	Big Dog Sportswear	The Walking Company	Total

Three months ended March 31, 2007
Net Sales	$11,679,000	$32,545,000	$44,224,000
Net Loss	$(2,506,000)	$(1,629,000)	$(4,135,000)
Total Assets	$40,245,000	$80,205,000	$120,450,000

Three months ended March 31, 2006
Net Sales	$13,135,000	$25,536,000	$38,671,000
Net Loss	$(2,540,000)	$(620,000)	$(3,160,000)
Total Assets	$34,341,000	$55,194,000	$89,535,000

NOTE 7. Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

Index

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is recorded in retained earnings. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying Financial Statements.

There are no other accounting standards issued as of May 8, 2007 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 8. Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share.

For the three months ended March 31, 2007 and 2006, stock options of 1,788,516 and 1,984,600, respectively were excluded from the computation of diluted loss per share.

NOTE 9. Income Taxes — Implementation of FIN 48

On January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 7). As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities. The Company does not expect the amounts of unrecognized benefits to change significantly in the next 12 months. Although no adjustments were recorded as of March 31, 2007, effective with the adoption of FIN 48, the Company will record any future accrued interest resulting from unrecognized tax benefits as a component of interest expense and accrued penalties resulting from unrecognized tax benefits as a component of income tax expense.

Index

As of March 31, 2007, the Company did not recognize any additional estimated liability.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company’s Federal and State income tax returns remain subject to examination for all tax years ended on or after December 31, 2000, with regard to all tax positions and the results reported.

On March 14, 2006, the Company received a notice of proposed adjustments from the Internal Revenue Service ("IRS”) related to its audit of the Company’s 2002 Tax Year. The IRS has proposed adjustments to increase the Company’s income tax payable for the 2002 year under examination. The adjustments are related to the tax accounting for two short bond transactions recorded in 2002.

In 2002, the Company entered into two transactions relating to the short-sale and repurchase of Treasury Securities. The transactions were intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. The IRS contends that the transactions were incorrectly characterized for IRS purposes. The notice of proposed changes to the Company’s 2002 federal income tax return would result in additional tax due of approximately $1.6 million plus penalties. The Company obtained expert legal tax counsel and is currently proceeding through the appeals process. The Company believes that it has meritorious defenses and intends to vigorously contest the proposed adjustment. The Company believes that it is more likely than not that it will prevail in this matter and has not recorded a reduction in tax benefits in accordance with FIN 48 for this proposed tax adjustment.

NOTE 10. Subsequent Events

On April 3, 2007, the Company entered into and closed a convertible note agreement with certain purchasers selling $18.5 million aggregate principal amount of 8.375% convertible notes due 2012, interest payable quarterly, in a private placement in accordance with Rule 506 of Regulation D of the Securities Act of 1933. Such notes are convertible into an aggregate of up to 1,027,777 shares of the Registrant’s common stock, par value $0.01 per share. Of the $18.5 million notes, certain officers of the Company purchased $3.0 million of such notes, with similar terms as the other purchasers. The closing of the offering occurred on April 3, 2007. Additional details of the offering are described in the Company’s Current Report on Form 8-K filed April 9, 2007.

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach). The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share. The $16.00 price represents a discount of approximately 5% from the May 9 closing price of $16.80. The net purchase price was $1,964,800. The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.

Index

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes related thereto. Certain minor differences in the amounts below result from rounding of the amounts shown in the consolidated financial statements.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2006. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q, and the annual audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Factors Affecting Comparability

As previously explained, the Company acquired assets of Steve’s Shoes on January 31, 2006. Additionally, management periodically reviews and adjusts the allocation of expenses to ensure an equitable distribution between the subsidiaries. As a result, period-to-period comparisons may not be meaningful. See Note 2 to the unaudited Consolidated Financial Statements.

Three Months Ended March 31, 2007 and 2006

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and wholesale accounts, all net of returns and allowances. Net sales increased to $44.2 million for the three months ended March 31, 2007 from $38.7 million for the same period in 2006, an increase of $5.5 million, or 14.2%. The increase was primarily attributable to the acquisition of Steve’s Shoes, which increased sales by $2.5 million in 2006. In addition, $2.9 million related to an 12.6% increase in comparable store sales for TWC, $1.5 million was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores (e.g. stores not open at least one full year), which includes new stores opened in the period, and $0.1 million was attributable to an increase in the Company’s Big Dog Sportswear catalog/Internet business. The increases were offset by $0.5 million attributable to a 5.0% decrease in Big Dog Sportswear comparable store sales for the period, and $1.0 million attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores (e.g. stores not open at least one full year), which includes the closure of 22 unprofitable stores in the period between March 31, 2006 and March 31, 2007. The increase in TWC comparable store sales is primarily related to improved merchandise inventory levels and selection at the TWC stores. The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in the Company’s stores and outlet locations.

Index

GROSS PROFIT. Gross profit increased to $23.3 million for the three months ended March 31, 2007 from $20.1 million for the same period in 2006, an increase of $3.2 million, or 15.9%. As a percentage of net sales, gross profit increased to 52.7% in the three months ended March 31, 2007 from 52.0% for the same period in 2006. TWC’s gross profit for the three month period ended March 31, 2007 remained relatively constant at 52.0% compared to 51.6% in the same period in 2006. Additionally, Big Dog Sportswear’s gross profit increased to 54.5% in the three months ended March 31, 2007 compared to 52.7% in 2006. The 1.8% increase was primarily due to a shift in promotional strategy such that sale goods were sold at higher retail prices in 2007.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $26.8 million in the three months ended March 31, 2007 from $22.6 million for the same period in 2006, an increase of $4.2 million, or 18.6%. As a percentage of net sales, selling, marketing and distribution expenses increased to 60.7% in the three months ended March 31, 2007 from 58.5% for the same period in 2006, an increase of 2.2%. The increase is primarily related to spreading the fixed component of Big Dog Sportswear expenses over a smaller sales base, an additional $0.7 million incurred to relocate the Company’s distribution center to a larger facility, and an increase in corporate infrastructure to facilitate future growth in the Company’s TWC segment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $2.4 million for the three months ended March 31, 2007 from $2.2 million for the same period in 2006. As a percentage of net sales, these expenses decreased to 5.3% in the three months ended March 31, 2007 from 5.8% for the same period in 2006. The decrease is primarily the result of spreading these expenses over an increasing sales base.

INTEREST INCOME. Interest income for the three month periods ended March 31, 2007 and 2006 was less than $0.1 million. Interest income is primarily earned on excess cash balances invested on an overnight basis. As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $0.7 million for the three month period ended March 31, 2007 from $0.3 million the three month period ended March 31, 2006. The increase is related to increased borrowings primarily attributable to the Steve’s Shoes acquisition and continued TWC store growth.

INCOME TAXES. The Company recorded an income tax benefit at its historical effective income tax rate of 37.5%. The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in “Seasonality” below.

Index

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2007, the Company’s primary uses of cash were for merchandise inventories, capital expenditures and general operating activity. The Company primarily satisfied its cash requirements from existing cash balances and short-term borrowings under its line of credit agreements.

Cash used in operating activities was $14.6 million and $11.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used in operating activities is principally due to increased purchasing of inventory to support TWC store growth.

Cash used in investing activities was $3.6 million and $6.5 million for the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities in the first three months of 2007 primarily relates to $3.8 million of capital expenditures for TWC new store openings and retrofitting existing TWC and Big Dog Sportswear stores. Cash used in investing activities in the first three months of 2006 primarily relates to $4.5 million for the acquisition of Steve’s Shoes and $2.0 million of capital expenditures for retrofitting existing Big Dog Sportswear and TWC stores and corporate additions.

Cash provided by financing activities was $15.4 million and $15.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in the 2007 period is primarily due to the sale and leaseback under capital lease of capital assets originally acquired in the fourth quarter 2006.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in November 2006 (the “Amended Credit Agreement”). Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000. Prior to the amendment, the agreement provided for a total commitment of $47,000,000. The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets. The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants. The most significant of the amended financial covenants, amended in October 2006, include compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends. For all periods presented, the Company was in compliance with all covenants, as amended. This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels. The interest rate ranged from the bank’s base rate (8.25% as of March 31, 2007) or a LIBOR loan rate plus a margin ranging up to 1.75% (7.07% as of March 31, 2007). The Company had $3,774,000 in borrowings as of March 31, 2007. The Amended Credit Agreement expires in October 2011. At March 31, 2007, the Company had approximately $2,304,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks.

Subsequent to the end of the March 31, 2007 quarter, the Company offered and sold $18.5 million in aggregate principal amount of 8.375% convertible notes due 2012. Details of this offering are described above in Note 10 to the consolidated financial statements. The proceeds from this offering were used to pay down the Company’s credit facility.

Index

Long-term Borrowings

Notes Payable

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility. Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009. The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% at March 31, 2007). At March 31, 2007, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc. The principal on this note is payable in three annual installments beginning August 31, 2006. The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005. The note is partially secured by a $2,000,000 stand-by letter of credit. Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000. At March 31, 2007, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000. The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years. At March 31, 2007 and December 31, 2006, $60,000 and $60,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet. As of March 31, 2007 and December 31, 2006, the remaining notes had a balance of $10,000 and $52,000, respectively.

Capital Lease

In the first quarter 2007, the Company entered into a $2,973,000 four-year capital lease agreement to finance equipment purchased for the Company’s new distribution center located in North Carolina. The capital lease agreement requires monthly payments of approximately $75,000 through March 2011 and includes a dollar purchase option at the end of the term. Depreciation expense of equipment purchased under this capital lease is included in selling, marketing and distribution expense in the accompanying consolidated statement of operations.

CRITICAL ACCOUNTING POLICIES

Other than accounting for uncertain tax provisions under FIN 48, which is described below, the Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting for Uncertain Tax Provisions under FIN 48

Effective January 1, 2007 the Company began accounting for uncertain tax provisions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements. Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment. As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities, and as of March 31, 2007, the Company did not recognize any additional estimated liability. For further discussion of accounting for uncertain tax positions and FIN 48, see Note 9 in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Index

COMMITMENTS AND OBLIGATIONS

As of March 31, 2007, the Company had the following obligations, net of interest:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$38,774,000	$38,774,000	$-	$-	$-
Notes payable	4,277,000	1,666,000	2,611,000	-	-
Priority tax claims	70,000	60,000	10,000	-	-

Contractual Obligations:
Operating leases	183,962,000	32,644,000	55,293,000	38,354,000	57,671,000
Capital leases	3,624,000	910,000	1,807,000	907,000	-

Other Commercial Commitments:
Letters of credit	2,304,000	1,304,000	1,000,000	-	-

Total Commitments	$233,011,000	$75,358,000	$60,721,000	$39,261,000	$57,671,000

SEASONALITY

The Company believes its seasonality is somewhat different than many apparel retailers since a significant number of the Company’s Big Dog Sportswear stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers. The seasonality of The Walking Company stores more closely resembles traditional retailers. For both companies, the third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of the Company’s annual sales and profits. Big Dog Sportswear has historically incurred operating losses in the first half of the year and may be expected to do so in the foreseeable future.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has material exposure to losses from market-rate sensitive instruments. The Company has not invested in derivative financial instruments. Its overseas sourcing contracts are denominated in US dollars.

The Company’s consolidated financial position and consolidated results of operations are subject to market risk associated with interest rate movements on borrowings. Currently, its credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and index based on Prime or LIBOR. Additionally, the Company has a term loan with an interest charge index based on Prime or LIBOR. The Company had $38,774,000 outstanding borrowings under these arrangements as of March 31, 2007. Based on these outstanding borrowings at March 31, 2007 and the current market condition, a one percent increase in the applicable interest rates would decrease annual cash flow and pretax earnings by approximately $388,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $388,000. The Company’s market risk on interest rate movements will increase based on higher borrowing levels. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Index

ITEM 4:	CONTROLS AND PROCEDURES

At March 31, 2007, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

From time to time the Company is involved in pending or threatened litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse impact on its operations or financial condition.

ITEM 1A:	RISK FACTORS

There have been no significant changes in the Company’s risk factors since the filing of the 2006 Form 10-K.

ITEM 2:	UNREGISTERED SALES OF EQUITY, SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5:	OTHER INFORMATION

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach). The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share. The $16.00 price represents a discount of approximately 5% from the May 9 closing price of $16.80. The net purchase price was $1,964,800. The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.

Index

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

On January 30, 2007 the Company filed a Form 8-K to disclose fourth quarter 2006 financial results.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG DOG HOLDINGS, INC.

May 14, 2007	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2007	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)