Form 10-Q
period 2007-06-30
BIG DOG HOLDINGS INC
filed 2007-08-14
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

☐ Large accelerated filer	☐ Accelerated Filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at June 30, 2007 was 9,448,870 shares.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

Index

PART 1.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$937,000	$3,587,000
Receivables	3,360,000	2,511,000
Inventories, net	69,403,000	58,608,000
Prepaid expenses and other current assets	1,841,000	1,170,000
Deferred income taxes	7,326,000	2,741,000
Total current assets	82,867,000	68,617,000
PROPERTY AND EQUIPMENT, net	29,028,000	24,174,000
INTANGIBLE ASSETS, net	3,907,000	4,125,000
GOODWILL	3,131,000	3,131,000
DEFERRED INCOME TAXES	1,875,000	2,221,000
OTHER ASSETS	365,000	393,000
TOTAL	$121,173,000	$102,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$24,394,000	$25,722,000
Current portion of long-term debt	2,350,000	1,769,000
Current portion of long-term debt, related party	982,000	-
Accounts payable	13,711,000	8,690,000
Income taxes payable	-	1,511,000
Sales tax payable	1,153,000	1,880,000
Accrued expenses and other current liabilities	4,883,000	6,455,000
Total current liabilities	47,473,000	46,027,000
NOTES PAYABLE	2,464,000	2,829,000
LONG TERM CONVERTIBLE DEBT, NET ($3,000,000 held by related parties)	17,250,000	-
NOTES PAYABLE, RELATED PARTY	983,000	-
CAPITAL LEASE OBLIGATIONS	2,136,000	26,000
DEFERRED RENT AND LEASE INCENTIVES	5,671,000	4,508,000
DEFERRED GAIN ON SALE-LEASEBACK	116,000	143,000
Total liabilities	76,093,000	53,533,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,159,468 and 10,973,264 issued at June 30, 2007 and December 31, 2006, respectively	111,000	109,000
Additional paid-in capital	27,896,000	27,622,000
Retained earnings	26,519,000	30,843,000
Treasury stock, 1,710,598 shares at June 30, 2007 and December 31, 2006	(9,446,000)	(9,446,000)
Total stockholders' equity	45,080,000	49,128,000
TOTAL	$121,173,000	$102,661,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
NET SALES	$55,854,000	$53,178,000	$100,078,000	$91,848,000
COST OF GOODS SOLD	25,356,000	23,795,000	46,281,000	42,369,000
GROSS PROFIT	30,498,000	29,383,000	53,797,000	49,479,000

OPERATING EXPENSES:
Selling, marketing and distribution	26,933,000	25,497,000	53,780,000	48,136,000
General and administrative	2,737,000	2,346,000	5,098,000	4,593,000
Total operating expenses	29,670,000	27,843,000	58,878,000	52,729,000

INCOME (LOSS) FROM OPERATIONS	828,000	1,540,000	(5,081,000)	(3,250,000)

INTEREST INCOME	3,000	2,000	6,000	4,000
INTEREST EXPENSE	(1,132,000)	(516,000)	(1,838,000)	(785,000)

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(301,000)	1,026,000	(6,913,000)	(4,031,000)

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(113,000)	385,000	(2,590,000)	(1,512,000)

NET (LOSS) INCOME	$(188,000)	$641,000	$(4,323,000)	$(2,519,000)

NET (LOSS) INCOME PER SHARE:
BASIC	$(0.02)	$0.07	$(0.46)	$(0.28)
DILUTED	$(0.02)	$0.06	$(0.46)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,415,000	9,177,000	9,375,000	9,135,000
DILUTED	9,415,000	9,509,000	9,375,000	9,135,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,323,000)	$(2,519,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,563,000	2,859,000
Stock option compensation	87,000	118,000
Excess tax benefits from share-based payment arrangements	(1,128,000)	(321,000)
Amortization of deferred financing fees	5,000	8,000
Provision for losses on receivables	1,000	1,000
Loss on disposition of property and equipment	320,000	-
Deferred income taxes	(3,112,000)	(1,990,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	(850,000)	38,000
Inventories, net	(10,794,000)	(9,102,000)
Prepaid expenses and other assets	(628,000)	(2,049,000)
Accounts payable	5,931,000	620,000
Income taxes payable	(1,512,000)	(1,394,000)
Accrued expenses and other current liabilities	(2,300,000)	(1,367,000)
Deferred rent and lease incentives	1,163,000	222,000
Deferred gain on sale-leaseback	(26,000)	(26,000)
Net cash used in operating activities	(13,603,000)	(14,902,000)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(8,687,000)	(4,323,000)
Proceeds from the sale of property and equipment	244,000	2,000
Acquisition of Steve’s Shoes, net of cash acquired	-	(4,744,000)
Other	-	(21,000)
Net cash used in investing activities	(8,443,000)	(9,086,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under line of credit agreement	(1,328,000)	20,650,000
Proceeds from issuance of convertible debt, net of debt issuance costs of $1,325,000	17,175,000	-
Net funds received under sale-leaseback transaction	2,062,000	-
Repayment of notes payable	(374,000)	(277,000)
Tax benefit from shared-based payment arrangements	1,128,000	321,000
Exercise of stock options	1,026,000	621,000
Repayment of capital lease obligations	(293,000)	(91,000)
Net cash provided by financing activities	19,396,000	21,224,000
NET DECREASE IN CASH	(2,650,000)	(2,764,000)
CASH, BEGINNING OF PERIOD	3,587,000	3,530,000
CASH, END OF PERIOD	$937,000	$766,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$1,561,000	$581,000
Income taxes	$3,161,000	$1,846,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$931, 000	$-
Purchase of stock options with note payable	$1,965,000	$-

ACQUISITION OF STEVE’S SHOES, INC.:
Inventory		$2,469,000
Properties		2,275,000
Net cash effect due to acquisition of net assets of Steve’s Shoes, Inc.		$4,744,000

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

The interim consolidated financial statements for the six months ended June 30, 2006 contain the results of operations since January 31, 2006, of the Company’s acquisition of primarily all the assets of Steve’s Shoes, Inc.  For a complete description of the acquisition see Note 2 below.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for Big Dog Holdings, Inc. and subsidiaries (collectively, the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”).  For further discussion on the adoption of FIN 48 see Note 9, Income Taxes — Implementation of FIN 48.

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

Under the terms of the asset purchase agreement, TWC acquired substantially all of the assets of Steve’s Shoes, Inc. including, but not limited to, the inventory and fixed assets of 37 stores.  The primary reason for the acquisition was to continue the growth of TWC by acquiring stores in strategic locations.  During 2006 and 2007, the Company converted the majority of the acquired stores into “The Walking Company” stores.  The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations have been consolidated in the Company’s financial statements since acquisition on January 31, 2006.

The Company funded the purchase price by drawing upon existing lines of credit, and from available cash.  No goodwill was recorded in connection with the acquisition.  Pro forma results of operations will not be presented as the acquisition is not considered material (either individually or combined with the Footworks acquisition in 2005) to the Company’s consolidated financial statements.

Index

NOTE 3. Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in November 2006 (the “Amended Credit Agreement”).  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, amended in October 2006, include compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  For all periods presented, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (8.25% as of June 30, 2007) or a LIBOR loan rate plus a margin ranging up to 1.75% (6.82% as of June 30, 2007).  The Company had $24,394,000 in borrowings as of June 30, 2007.  The Amended Credit Agreement expires in October 2011.  At June 30, 2007, the Company had approximately $2,282,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks.

Long-term Borrowings

Notes Payable

On April 3, 2007, the Company entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes due March 31, 2012, interest payable quarterly. $3.0 million of the notes were sold to management. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.  Any time after the eighteen month anniversary of the issuance date, the Company has the right to require the holder of a Note to convert any remaining amount under a Note into common stock if: (i) (x) the closing sale price of the common stock exceeds 175% of the conversion price on the issuance date for each of any 20 consecutive trading days or (y) following the consummation of a bona fide firm commitment underwritten public offering of the common stock resulting in gross proceeds to the Registrant in excess of $30 million, the closing sale price of the common stock exceeds 150% of the conversion price on the issuance date for each of any 20 consecutive trading days and (ii) certain equity conditions have been met. In circumstances where Notes are being converted either in connection with a voluntary conversion or an exercise of the Company’s right to force conversion, the Company has the option to settle such conversion by a net share settlement, for some or all of the Notes. If it exercises such right, the Company is to pay the outstanding principal amount of a Note in cash and settle the amount of equity in such Investor’s conversion right by delivery of shares of common stock of equal value.  If the notes are not converted before its maturity, the notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding, plus any accrued and unpaid interest. The offer and sale of the notes were made in accordance with Rule 506 of Regulation D of the Securities Act of 1933.  The net proceeds from the sale of the convertible notes were $17,175,000 after debt issuance costs.  Such proceeds of this offering were used to reduce the outstanding balance of Company’s line of credit.  On June 21, 2007, the Company filed an S-3 Registration Statement to register the 1,027,777 shares of common stock which are convertible under the agreement.

Index

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009. At June 30, 2007, $982,000 of the notes is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% as of June 30, 2007).  At June 30, 2007, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $2,000,000 stand-by letter of credit.  Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000.  At June 30, 2007, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company in 2004, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At June 30, 2007 and December 31, 2006, $51,000 and $60,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of June 30, 2007 and December 31, 2006, the remaining notes had a balance of $19,000 and $52,000, respectively.

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

Index

Note 4.  Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $41,000 and $87,000 for the three and six month periods ended June 30, 2007, respectively, and is included in operating expenses on the accompanying Consolidated Statement of Operations. The Company also recorded a related $15,000 and $32,000 deferred tax benefit for the three and six month periods ended June 30, 2007, respectively.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $976,000 and $1,128,000 tax benefit for the three and six month periods ended June 30, 2007, respectively, primarily related to the exercise of stock options for which no compensation expense was recorded.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. Expected volatilities are based on the historical volatility of the Company’s common stock.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends.  Expected term is derived from the historical option exercise behavior.  The forfeiture rate is determined based on the Company’s actual historical option forfeiture experience.  There were no options granted in the three or six months ended June 30, 2007 and 2006.

Index

The following table summarizes stock option activity during the three and six month period ended June 30, 2007:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,891,866	$5.39
Granted	-	-
Exercised	(99,600)	(5.31)
Forfeited	(3,750)	(5.70)

Outstanding at March 31, 2007	1,788,516	$4.90	4.36	$19,857,000
Granted	-	-
Exercised	(86,604)	(5.74)
Forfeited	(247,816)	(7.95)

Outstanding at June 30, 2007	1,454,096	$4.57	4.82	$16,958,000

Vested and expected to vest at June 30, 2007	1,433,501	$4.57	4.79	$16,718,000

Exercisable at June 30, 2007	1,248,146	$4.57	4.48	$14,559,000

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $971,000 and $1,971,000, respectively, determined as of the date of option exercises. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $241,000 and $892,000, respectively. The intrinsic value is the amount by which the current market value of the underlying common stock exceeds the exercise price of the stock option.

As of June 30, 2007, there was $280,000 of total unrecognized compensation cost, net of a 10% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the three and six month periods ended June 30, 2007 was $38,000 and $104,000, respectively. The total fair value of shares vested during the three and six month periods ended June 30, 2006 was $33,000 and $108,000, respectively.

Cash received from option exercises under share-based payment arrangements for the three and six months ended June 30, 2007 was $497,000 and $1,026,000, respectively. Cash received from option exercise under share-based payment arrangements for the three and six months ended June 30, 2006 was $180,000 and $621,000, respectively.

Index

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  (See further discussion in Note 3. Debt.)

NOTE 5. Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock.  As of June 30, 2007, the Company had repurchased 1,710,598 shares totaling $9,446,000.

On April 3, 2007, the Company entered into and closed a convertible note agreement with certain purchasers selling $18.5 million aggregate principal amount of 8.375% convertible notes due 2012, interest payable quarterly.  Such notes are convertible into an aggregate of up to 1,027,777 shares of the Company’s common stock.  (See further discussion in Note 3. Debt.)

NOTE 6.  Segment Information

The Company currently has two reportable segments: (i) Big Dog Sportswear business, and (ii) The Walking Company business.

The Big Dog Sportswear business includes the Company’s 142 Big Dogs retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

The Walking Company business includes the Company’s 160 The Walking Company stores located primarily in leading retail malls.  Stores acquired in the Footworks and Steve’s Shoes, Inc. acquisitions are included in The Walking Company.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company.  The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs.  Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage.  Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three and six months ended June 30, 2007 and 2006:

	Big Dog Sportswear	The Walking Company	Total

Three months ended June 30, 2007
Net Sales	$17,453,000	$38,401,000	$55,854,000
Net (Loss) Income	$(329,000)	$141,000	$(188,000)
Total Assets	$39,863,000	$81,310,000	$121,173,000

Six months ended June 30, 2007
Net Sales	$29,132,000	$70,946,000	$100,078,000
Net Loss	$(2,835,000)	$(1,488,000)	$(4,323,000)
Total Assets	$39,863,000	$81,310,000	$121,173,000

Index

	Big Dog Sportswear	The Walking Company	Total

Three months ended June 30, 2006
Net Sales	$19,738,000	$33,440,000	$53,178,000
Net Income	$229,000	$412,000	$641,000
Total Assets	$36,974,000	$52,656,000	$89,630,000

Six months ended June 30, 2006
Net Sales	$32,873,000	$58,975,000	$91,848,000
Net Loss	$(2,312,000)	$(207,000)	$(2,519,000)
Total Assets	$36,974,000	$52,656,000	$89,630,000

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is recorded in retained earnings. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.

Index

There are no other accounting standards issued as of August 7, 2007 that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 8. Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options or conversion of convertible notes that are anti-dilutive are excluded from the calculation of diluted loss per share.

For the periods ended June 30, 2007 and 2006, stock options of 1,454,096 and 1,951,740, respectively, which represent total amount of options outstanding, were excluded from the computation of diluted loss per share.

Our convertible notes (See Note 3. Debt) contain a feature with an initial conversion price of $18 per share into an aggregate of up to 1,027,777 shares of the Company’s common stock, which are excluded from the computation of diluted loss per share.

NOTE 9. Income Taxes — Implementation of FIN 48

On January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 7). As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities. The Company does not expect the amounts of unrecognized benefits to change significantly in the next 12 months.

As of June 30, 2007, the Company did not recognize any additional estimated liability.

Although no adjustments were recorded as of June 30, 2007, effective with the adoption of FIN 48, the Company will record any future accrued interest resulting from unrecognized tax benefits as a component of interest expense and accrued penalties resulting from unrecognized tax benefits as a component of income tax expense.

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

Index

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

ITEM 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes related thereto. Certain minor differences in the amounts below result from rounding of the amounts shown in the unaudited consolidated financial statements.

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

Index

Three Months Ended June 30, 2007 and 2006

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and wholesale accounts, all net of returns and allowances.  Net sales increased to $55.9 million for the three months ended June 30, 2007 from $53.2 million for the same period in 2006, an increase of $2.7 million, or 5.1%.  The increase was primarily attributable to $1.9 million related to a 6.4% increase in comparable store sales for TWC, and $3.1 million was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores (e.g. stores not open at least one full year), which includes new stores opened in the period.  The increases were offset by $0.8 million attributable to a 5.3% decrease in Big Dog Sportswear comparable store sales for the period, and $1.5 million attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores (e.g. stores not open at least one full year), which includes the closure of 11 unprofitable stores in the period between June 30, 2006 and June 30, 2007.  The increase in TWC comparable store sales is primarily related to improved merchandise inventory levels and selection at the TWC stores.  The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in the Company’s stores and outlet locations.

GROSS PROFIT. Gross profit increased to $30.5 million for the three months ended June 30, 2007 from $29.4 million for the same period in 2006, an increase of $1.1 million, or 3.7%. As a percentage of net sales, gross profit decreased to 54.6% in the three months ended June 30, 2007 from 55.3% for the same period in 2006.  TWC’s gross profit for the three month period ended June 30, 2007 remained constant at 52.4%.  Big Dog Sportswear’s gross profit decreased to 59.5% in the three months ended June 30, 2007 compared to 60.1% in 2006.  The 0.6% decrease was primarily due to a shift in the period towards promotional sales from higher margined sales.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $26.9 million in the three months ended June 30, 2007 from $25.5 million for the same period in 2006, an increase of $1.4 million, or 5.5%. As a percentage of net sales, selling, marketing and distribution expenses increased to 48.2% in the three months ended June 30, 2007 from 47.9% for the same period in 2006, an increase of 0.3%.  The increase is primarily related to spreading the fixed component of expenses over a smaller Big Dog Sportswear sales base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $2.7 million for the three months ended June 30, 2007 from $2.3 million for the same period in 2006.   As a percentage of net sales, these expenses increased to 4.9% in the three months ended June 30, 2007 from 4.4% for the same period in 2006, an increase of 0.5%. The increase relates to additional corporate infrastructure to facilitate future growth in the Company’s TWC segment.

INTEREST INCOME. Interest income for the three month periods ended June 30, 2007 and 2006 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

Index

INTEREST EXPENSE. Interest expense increased to $1.1 million for the three month period ended June 30, 2007 from $0.5 million the three month period ended June 30, 2006.  The increase is related to increased borrowings primarily to support continued TWC store growth.

INCOME TAXES.  The Company recorded an income tax benefit in the period ended June 30, 2007 and income tax expense in the same period 2006 at its historical effective income tax rate of 37.5%.  The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in “Seasonality” below.

Six Months Ended June 30, 2007 and 2006

NET SALES. Net sales increased to $100.1 million for the six months ended June 30, 2007 from $91.9 million for the same period in 2006, an increase of $8.2 million, or 8.9%.  The increase was primarily attributable to the 2006 acquisition of Steve’s Shoes which increased sales by $1.5 million, $4.8 million related to a 9.1% increase in comparable store sales for TWC, $5.6 million was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores (e.g. stores not open at least one full year), which includes new stores opened in the period, and a $0.2 million increase in the Company’s Big Dog Sportswear catalog/Internet business.  The increases were offset by $1.4 million attributable to a 5.1% decrease in Big Dog Sportswear comparable store sales for the period, and $2.5 million attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores (e.g. stores not open at least one full year), which includes the closure of 11 unprofitable stores in the period between June 30, 2006 and June 30, 2007.  The increase in TWC comparable store sales is primarily related to improved merchandise inventory levels and selection at the TWC stores.  The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in the Company’s stores and outlet locations.

GROSS PROFIT. Gross profit increased to $53.8 million for the six months ended June 30, 2007 from $49.5 million for the same period in 2006, an increase of $4.3 million, or 8.9%. As a percentage of net sales, gross profit remained relatively constant at 53.8% in the six months ended June 30, 2007 and 53.9% for the same period in 2006.  TWC’s gross profit for the six month period ended June 30, 2007 remained relatively constant at 52.2% in the six months ended June 30, 2007 and 52.0% for the same period in 2006.  Big Dog Sportswear’s gross profit also remained relatively constant at 57.5% in the six months ended June 30, 2007 and 57.2% for the same period in 2006.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $53.8 million in the six months ended June 30, 2007 from $48.1 million for the same period in 2006, an increase of $5.7 million, or 11.9%. As a percentage of net sales, selling, marketing and distribution expenses increased to 53.7% in the six months ended June 30, 2007 from 52.4% for the same period in 2006, an increase of 1.3%.  The increase is primarily related to spreading the fixed component of expenses over a smaller Big Dog Sportswear sales base, an additional $0.7 million incurred to relocate the Company’s distribution center to a larger facility, and an increase in corporate infrastructure to facilitate future growth in the Company’s TWC segment.

Index

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $5.1 million for the six months ended June 30, 2007 from $4.6 million for the same period in 2006.  As a percentage of net sales, these expenses remained relatively constant at 5.1% in the six months ended June 30, 2007 and 5.0% for the same period in 2006. The increase relates to additional corporate infrastructure to facilitate future growth in the Company’s TWC segment.

INTEREST INCOME. Interest income for the six month periods ended June 30, 2007 and 2006 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $1.8 million for the six month period ended June 30, 2007 from $0.8 million the six month period ended June 30, 2006.  The increase is related to increased borrowings primarily to support continued TWC store growth.

INCOME TAXES.  The Company recorded an income tax benefit at its historical effective income tax rate of 37.5%.  The Company believes it will fully realize this benefit due to projected seasonal net income in the third and fourth quarters as discussed in “Seasonality” below.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2007, the Company’s primary uses of cash were for merchandise inventories, capital expenditures and general operating activity.  The Company primarily satisfied its cash requirements from existing cash balances and funds provided by the convertible debt financing.

Cash used in operating activities was $13.6 million and $14.9 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease in cash used in operating activities is principally due to an increase in accounts payable balances at June 30, 2007.

Cash used in investing activities was $8.4 million and $9.1 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities in the first six months of 2007 primarily relates to $8.7 million of capital expenditures for TWC new store openings and retrofitting existing TWC and Big Dog Sportswear stores.  Cash used in investing activities in the first six months of 2006 primarily relates to $4.7 million for the acquisition of Steve’s Shoes and $4.3 million of capital expenditures for retrofitting existing Big Dog Sportswear and TWC stores and corporate additions.

Cash provided by financing activities was $19.4 million and $21.2 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in the 2007 period is primarily related to reduced borrowings in the period offset by increased stock option exercises.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in November 2006 (the “Amended Credit Agreement”).  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, amended in October 2006, include compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  For all periods presented, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (8.25% as of June 30, 2007) or a LIBOR loan rate plus a margin ranging up to 1.75% (6.82% as of June 30, 2007).  The Company had $24,394,000 in borrowings as of June 30, 2007.  The Amended Credit Agreement expires in October 2011.  At June 30, 2007, the Company had approximately $2,282,000 of outstanding letters of credit expiring through October 2008, which includes a $2,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks.

Index

Long-term Borrowings

Notes Payable

On April 3, 2007, the Company entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes due March 31, 2012, interest payable quarterly. $3.0 million of the notes were sold to management. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.  Any time after the eighteen month anniversary of the issuance date, the Company has the right to require the holder of a Note to convert any remaining amount under a Note into common stock if: (i) (x) the closing sale price of the common stock exceeds 175% of the conversion price on the issuance date for each of any 20 consecutive trading days or (y) following the consummation of a bona fide firm commitment underwritten public offering of the common stock resulting in gross proceeds to the Registrant in excess of $30 million, the closing sale price of the common stock exceeds 150% of the conversion price on the issuance date for each of any 20 consecutive trading days and (ii) certain equity conditions have been met. In circumstances where Notes are being converted either in connection with a voluntary conversion or an exercise of the Company’s right to force conversion, the Company has the option to settle such conversion by a net share settlement, for some or all of the Notes. If it exercises such right, the Company is to pay the outstanding principal amount of a Note in cash and settle the amount of equity in such Investor’s conversion right by delivery of shares of common stock of equal value.  If the notes are not converted before its maturity, the notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding, plus any accrued and unpaid interest. The offer and sale of the notes were made in accordance with Rule 506 of Regulation D of the Securities Act of 1933.  The net proceeds from the sale of the convertible notes were $17,175,000 after debt issuance costs.  Such proceeds of this offering were used to reduce the outstanding balance of Company’s line of credit.  On June 21, 2007, the Company filed an S-3 Registration Statement to register the 1,027,777 shares of common stock which are convertible under the agreement.

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  At June 30, 2007, $982,000 of the notes is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

Index

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.75% at June 30, 2007).  At June 30, 2007, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $2,000,000 stand-by letter of credit.  Upon payment of the second principal installment, the stand-by letter of credit shall be reduced to $1,000,000.  At June 30, 2007, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At June 30, 2007 and December 31, 2006, $51,000 and $60,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of June 30, 2007 and December 31, 2006, the remaining notes had a balance of $19,000 and $52,000, respectively.

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

Accounting for Uncertain Tax Provisions under FIN 48

Effective January 1, 2007 the Company began accounting for uncertain tax provisions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements.  Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment.  As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities, and as of June 30, 2007, the Company did not recognize any additional estimated liability. For further discussion of accounting for uncertain tax positions and FIN 48, see Note 9 in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Index

COMMITMENTS AND OBLIGATIONS

As of June 30, 2007, the Company had the following obligations, which includes both principal and interest payments:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$24,394,000	$24,394,000	$-	$-	$-
Notes payable	4,477,000	1,911,000	2,566,000	-	-
Priority tax claims	74,000	54,000	20,000	-	-
Convertible debt	25,860,000	1,549,000	3,099,000	21,212,000	-
Notes payable, related party	2,141,000	1,105,000	1,036,000	-	-

Contractual Obligations:
Operating leases	189,104,000	32,740,000	55,308,000	39,753,000	61,303,000
Capital leases	3,396,000	908,000	1,807,000	681,000	-

Other Commercial Commitments:

Letters of credit	2,282,000	1,282,000	1,000,000	-	-

Total Commitments	$251,728,000	$63,943,000	$64,836,000	$61,646,000	$61,303,000

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

The Company’s consolidated financial position and consolidated results of operations are subject to market risk associated with interest rate movements on borrowings.  Currently, its credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and index based on Prime or LIBOR.  Additionally, the Company has a term loan with an interest charge index based on Prime or LIBOR.  The Company had $24,394,000 outstanding borrowings under these arrangements as of June 30, 2007.  Based on these outstanding borrowings at June 30, 2007 and the current market condition, a one percent increase in the applicable interest rates would decrease annual cash flow and pretax earnings by approximately $244,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $244,000.  The Company’s market risk on interest rate movements will increase based on higher borrowing levels.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Index

ITEM 4:	CONTROLS AND PROCEDURES

At June 30, 2007, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. Additionally, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 3, 2007, we entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes due 2012. The notes carry an initial conversion price of $18 per share. If the notes are not converted before its maturity, the notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding, plus any accrued and unpaid interest. The offer and sale of the notes were made in accordance with Rule 506 of Regulation D of the Securities Act of 1933.  The proceeds of this offering were used to reduce the outstanding balance of Company’s line of credit.

Index

On June 21, 2007, the Company filed an S-3 Registration Statement to register the 1,027,777 shares of common stock which are convertible under the agreement.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was held on July 10, 2007.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement.

The matters voted upon at the Annual Meeting were as follows:

1.	To elect Directors, Skip R. Coomber and Steven C. Good, each to hold office for a three-year term and until each of their successors are elected and qualified.

2.	To approve net share settlement feature in connection with the potential conversion of 8.375% convertible notes due 2012.

3.	To ratify the election of Singer Lewak Greenbaum and Goldstein LLP as independent certified public accountants for the year ending December 31, 2007.

More than the number of shares required for approval voted in favor of each of the above matters and each was therefore approved.

ITEM 5:	OTHER INFORMATION
None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 3, 2007 the Company filed a Form 8-K to disclose the Company had entered into and closed definitive agreements to sell $18.5 million of 8.375% Convertible Notes due 2012.

On May 7, 2007 the Company filed a Form 8-K to disclose first quarter 2007 financial results.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG DOG HOLDINGS, INC.

August 14, 2007	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)