Form 10-Q
period 2007-09-30
BIG DOG HOLDINGS INC
filed 2007-11-14
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

☐ Large accelerated filer	☐ Accelerated Filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at September 30, 2007 was 9,472,210 shares.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

Index

PART 1.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$911,000	$3,587,000
Receivables	4,039,000	2,511,000
Inventories, net	82,620,000	58,608,000
Prepaid expenses and other current assets	2,528,000	1,170,000
Deferred income taxes	7,248,000	2,741,000
Total current assets	97,346,000	68,617,000
PROPERTY AND EQUIPMENT, net	32,483,000	24,174,000
INTANGIBLE ASSETS, net	3,797,000	4,125,000
GOODWILL	3,131,000	3,131,000
DEFERRED INCOME TAXES	2,104,000	2,221,000
OTHER ASSETS	362,000	393,000
TOTAL	$139,223,000	$102,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$36,124,000	$25,722,000
Current portion of long-term debt	2,365,000	1,769,000
Current portion of notes payable, related party	982,000	-
Accounts payable	20,580,000	8,690,000
Income taxes payable	-	1,511,000
Sales tax payable	932,000	1,880,000
Accrued expenses and other current liabilities	4,879,000	6,455,000
Total current liabilities	65,862,000	46,027,000
NOTES PAYABLE	1,282,000	2,829,000
LONG TERM CONVERTIBLE DEBT, NET ($3,000,000 held by related parties)	17,269,000	-
NOTES PAYABLE, RELATED PARTY	983,000	-
CAPITAL LEASE OBLIGATIONS	1,967,000	26,000
DEFERRED RENT AND LEASE INCENTIVES	6,601,000	4,508,000
DEFERRED GAIN ON SALE-LEASEBACK	103,000	143,000
Total liabilities	94,067,000	53,533,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,182,808 and 10,973,264 issued at September 30, 2007 and December 31, 2006, respectively	112,000	109,000
Additional paid-in capital	28,111,000	27,622,000
Retained earnings	26,379,000	30,843,000
Treasury stock, 1,710,598 shares at September 30, 2007 and December 31, 2006	(9,446,000)	(9,446,000)
Total stockholders' equity	45,156,000	49,128,000
TOTAL	$139,223,000	$102,661,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
NET SALES	$56,554,000	$54,127,000	$156,632,000	$145,975,000
COST OF GOODS SOLD	26,359,000	25,145,000	72,640,000	67,513,000
GROSS PROFIT	30,195,000	28,982,000	83,992,000	78,462,000

OPERATING EXPENSES:
Selling, marketing and distribution	26,886,000	25,355,000	80,668,000	73,491,000
General and administrative	2,365,000	2,301,000	7,462,000	6,894,000
Total operating expenses	29,251,000	27,656,000	88,130,000	80,385,000

INCOME (LOSS) FROM OPERATIONS	944,000	1,326,000	(4,138,000)	(1,923,000)

INTEREST INCOME	2,000	2,000	8,000	6,000

INTEREST EXPENSE	(1,173,000)	(573,000)	(3,010,000)	(1,358,000)

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(227,000)	755,000	(7,140,000)	(3,275,000)

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(87,000)	284,000	(2,678,000)	(1,227,000)

NET (LOSS) INCOME	$(140,000)	$471,000	$(4,462,000)	$(2,048,000)

NET (LOSS) INCOME PER SHARE:
BASIC	$(0.01)	$0.05	$(0.47)	$(0.22)
DILUTED	$(0.01)	$0.05	$(0.47)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,457,000	9,211,000	9,403,000	9,159,000
DILUTED	9,457,000	9,476,000	9,403,000	9,159,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,462,000)	$(2,048,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,331,000	4,526,000
Stock option compensation	127,000	160,000
Excess tax benefits from share-based payment arrangements	(1,165,000)	(364,000)
Amortization of deferred financing fees	7,000	12,000
Amortization of debt issuance costs	137,000	-
Provision for losses on receivables	1,000	1,000
Loss (gain) on disposition of property and equipment	364,000	(10,000)
Deferred income taxes	(3,225,000)	(1,754,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	(1,529,000)	(730,000)
Inventories, net	(24,012,000)	(24,142,000)
Prepaid expenses and other current assets	(1,315,000)	(382,000)
Accounts payable	12,801,000	10,270,000
Income taxes payable	(1,512,000)	(1,326,000)
Accrued expenses and other current liabilities	(2,526,000)	(1,683,000)
Deferred rent and lease incentives	2,093,000	1,315,000
Deferred gain on sale-leaseback	(40,000)	(40,000)
Net cash used in operating activities	(18,925,000)	(16,195,000)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(13,929,000)	(10,413,000)
Proceeds from the sale of property and equipment	254,000	2,000
Acquisition of Steve’s Shoes, net of cash acquired	-	(4,650,000)
Other	-	(1,000)
Net cash used in investing activities	(13,675,000)	(15,062,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	10,402,000	29,155,000
Proceeds from issuance of convertible debt, net of debt issuance costs of $1,368,000	17,132,000	-
Net funds received under sale-leaseback transaction	2,062,000	-
Repayment of notes payable	(1,556,000)	(1,458,000)
Tax benefit from shared-based payment arrangements	1,165,000	364,000
Exercise of stock options	1,165,000	749,000
Repayment of capital lease obligations	(446,000)	(134,000)
Net cash provided by financing activities	29,924,000	28,676,000
NET DECREASE IN CASH	(2,676,000)	(2,581,000)
CASH, BEGINNING OF PERIOD	3,587,000	3,530,000
CASH, END OF PERIOD	$911,000	$949,000

See notes to the consolidated financial statements.

Index

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$2,794,000	$1,318,000
Income taxes	$3,224,000	$2,217,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$931,000	$-
Purchase of stock options with note payable	$1,965,000	$-

ACQUISITION OF STEVE’S SHOES, INC.:
Inventory		$2,535,000
Properties		2,115,000
Net cash effect due to acquisition of net assets of Steve’s Shoes, Inc.		$4,650,000

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

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for Big Dog Holdings, Inc. and subsidiaries (collectively, the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”).  For further discussion on the adoption of FIN 48 see Note 9, Income Taxes — Implementation of FIN 48.

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

Index

NOTE 3. Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in November 2006 (the “Amended Credit Agreement”).  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, amended in October 2006, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  For all periods presented, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (7.75% as of September 30, 2007) or a LIBOR loan rate plus a margin ranging up to 1.75% (6.88% as of September 30, 2007).  The Company had $36,124,000 in borrowings as of September 30, 2007.  The Amended Credit Agreement expires in October 2011.  At September 30, 2007, the Company had approximately $1,197,000 of outstanding letters of credit expiring through October 2008, which includes a $1,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks in 2005.

Long-term Borrowings

Notes Payable

On April 3, 2007, the Company entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes (“Note” or “Notes”) due March 31, 2012, interest payable quarterly. $3.0 million of the Notes were sold to management. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.  Any time after the eighteen month anniversary of the issuance date, the Company has the right to require the holder of a Note to convert any remaining amount under a Note into common stock if: (i) (x) the closing sale price of the common stock exceeds 175% of the conversion price on the issuance date for each of any 20 consecutive trading days or (y) following the consummation of a bona fide firm commitment underwritten public offering of the common stock resulting in gross proceeds to the Registrant in excess of $30 million, the closing sale price of the common stock exceeds 150% of the conversion price on the issuance date for each of any 20 consecutive trading days and (ii) certain equity conditions have been met. In circumstances where Notes are being converted either in connection with a voluntary conversion or an exercise of the Company’s right to force conversion, the Company has the option to settle such conversion by a net share settlement, for some or all of the Notes. If it exercises such right, the Company is to pay the outstanding principal amount of a Note in cash and settle the amount of equity in such Investor’s conversion right by delivery of shares of common stock of equal value.  If the Notes are not converted before its maturity, the Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the Notes then outstanding, plus any accrued and unpaid interest. The offer and sale of the notes were made in accordance with Rule 506 of Regulation D of the Securities Act of 1933.  The net proceeds from the sale of the Notes were $17,132,000 after debt issuance costs.  Such proceeds of this offering were used to reduce the outstanding balance of Company’s line of credit.  On June 21, 2007, the Company filed an S-3 Registration Statement to register the 1,027,777 shares of common stock which are convertible under the agreement and it became effective in September 2007.

Index

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009. At September 30, 2007, $982,000 of the notes is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.25% as of September 30, 2007).  At September 30, 2007, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $1,000,000 stand-by letter of credit as the second principal installment was paid in August 2007.  At September 30, 2007, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company in 2004, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At September 30, 2007 and December 31, 2006, $51,000 and $60,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of September 30, 2007 and December 31, 2006, the remaining notes had a balance of $4,000 and $52,000, respectively.

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

Index

Note 4.  Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under FASB Statement No. 123 for pro forma disclosures. The Company’s stock option compensation expense was $40,000 and $127,000 for the three and nine month periods ended September 30, 2007, respectively, and is included in operating expenses on the accompanying Consolidated Statement of Operations. The Company also recorded a related $15,000 and $48,000 deferred tax benefit for the three and nine month periods ended September 30, 2007, respectively.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $37,000 and $1,165,000 tax benefit for the three and nine month periods ended September 30, 2007, respectively, primarily related to the exercise of stock options for which no compensation expense was recorded.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. Expected volatilities are based on the historical volatility of the Company’s common stock.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends.  Expected term is derived from the historical option exercise behavior.  The forfeiture rate is determined based on the Company’s actual historical option forfeiture experience.  There were no options granted in the three or nine months ended September 30, 2007 and 2006.

Index

The following table summarizes stock option activity during the three and nine month period ended September 30, 2007:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,891,866	$5.39
Granted	-	-
Exercised	(209,544)	(5.56)
Forfeited	(252,066)	(7.91)
Outstanding at September 30, 2007	1,430,256	$4.55	4.58	$15,696,000
Vested and expected to vest at September 30, 2007	1,413,171	$4.55	4.56	$15,507,000

Exercisable at September 30, 2007	1,259,406	$4.56	4.31	$13,801,000

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was $226,000 and $2,197,000, respectively, determined as of the date of option exercises. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $118,000 and $1,010,000, respectively. The intrinsic value is the amount by which the current market value of the underlying common stock exceeds the exercise price of the stock option.

As of September 30, 2007, there was $240,000 of total unrecognized compensation cost, net of a 10% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested during the three and nine month periods ended September 30, 2007 was $86,000 and $190,000, respectively. The total fair value of shares vested during the three and nine month periods ended September 30, 2006 was $218,000 and $4,084,000, respectively.

Cash received from option exercises under share-based payment arrangements for the three and nine months ended September 30, 2007 was $138,000 and $1,165,000, respectively. Cash received from option exercise under share-based payment arrangements for the three and nine months ended September 30, 2006 was $136,000 and $749,000, respectively.

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  (See further discussion in Note 3. Debt.)

Index

NOTE 5. Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock.  As of September 30, 2007, the Company had repurchased 1,710,598 shares totaling $9,446,000.

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

NOTE 6.  Segment Information

The Company currently has two reportable segments: (i) Big Dog Sportswear business, and (ii) The Walking Company business.

The Big Dog Sportswear business includes the Company’s 138 Big Dogs retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

The Walking Company business includes the Company’s 165 The Walking Company stores located primarily in leading retail malls.  Stores acquired in the Footworks and Steve’s Shoes, Inc. acquisitions are included in The Walking Company.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company.  The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs.  Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage.  Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three and nine months ended September 30, 2007 and 2006:

	Big Dog Sportswear	The Walking Company	Total
Three months ended September 30, 2007
Net Sales	$19,643,000	$36,911,000	$56,554,000
Net (Loss) Income	$419,000	$(558,000)	$(140,000)
Total Assets	$106,830,000	$97,188,000	$139,223,000

Nine months ended September 30, 2007
Net Sales	$48,776,000	$107,856,000	$156,632,000
Net Loss	$(2,417,000)	$(2,045,000)	$(4,462,000)
Total Assets	$106,830,000	$97,188,000	$139,223,000

	Big Dog Sportswear	The Walking Company	Total
Three months ended September 30, 2006
Net Sales	$23,391,000	$30,736,000	$54,127,000
Net Income	$464,000	$7,000	$471,000
Total Assets	$39,694,000	$68,516,000	$108,210,000

Nine months ended September 30, 2006
Net Sales	$56,264,000	$89,711,000	$145,975,000
Net Loss	$(1,847,000)	$(201,000)	$(2,048,000)
Total Assets	$39,694,000	$68,516,000	$108,210,000

Index

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

Index

NOTE 8. (Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options or conversion of convertible notes that are anti-dilutive are excluded from the calculation of diluted loss per share.

For the three months ended September 30, 2007 and 2006, stock options of 1,430,000 and 1,000, respectively, were excluded from the computation of diluted (loss) earnings per share.  For the nine months ended September 30, 2007 and 2006, stock options of 1,430,000 and 1,989,000, respectively, were excluded from the computation of diluted (loss) earnings per share.

The Company’s convertible notes (See Note 3. Debt) contain a feature with an initial conversion price of $18 per share into an aggregate of up to 1,027,777 shares of the Company’s common stock, which are excluded from the computation of diluted loss per share.

NOTE 9. Income Taxes — Implementation of FIN 48

On January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 7). As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities. The Company does not expect the amounts of unrecognized benefits to change significantly in the next 12 months.

As of September 30, 2007, the Company did not recognize any additional estimated liability.

Although no adjustments were recorded as of September 30, 2007, effective with the adoption of FIN 48, the Company will record any future accrued interest resulting from unrecognized tax benefits as a component of interest expense and accrued penalties resulting from unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company’s Federal and State income tax returns remain subject to examination for all tax years ended on or after December 31, 2000, with regard to all tax positions and the results reported.

On March 14, 2006, the Company received a notice of proposed adjustments from the Internal Revenue Service ("IRS”) related to its audit of the Company’s 2002 Tax Year.  The IRS had proposed adjustments to increase the Company’s income tax payable for the 2002 year that was under examination.  The adjustments related to the tax accounting for two short bond transactions recorded in 2002.  The Company disagreed with the audit findings and obtained expert legal tax counsel to assist in its appeal.  In September 2007, the Company received a notice from the IRS Appeals Office stating that they agreed with the Company’s appeal and there is no deficiency or over-assessment with regard to the audited year.  The Company had not recorded a reduction in tax benefits in accordance with FIN 48 related to this audit.  Since the audit is now resolved as such, no further analysis or adjustment is needed.

NOTE 10.  Legal Contingency

In April, 2007, Marlene Korman filed suit against The Walking Company (TWC) in the United States District Court for the Eastern District of Pennsylvania.  The suit claims a violation of the Fair and Accurate Credit Transactions Act (FACTA)in regard to electronically printed receipts previously used at TWC's Oxford Valley, Pennsylvania  store. The suit is brought a class action on behalf of certain other customers of TWC’s Oxford Valley store, though the Plaintiff's ability to bring such suit a class action has not yet been certified by the court. The complaint seeks statutory damages, injunctive relief, costs and attorneys fees.  We are vigorously defending the action and believe we have substantial defenses.  Although we cannot predict the outcome of this matter, we do not believe it will have a material adverse effect on our results of operations or financial condition.

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

Three Months Ended September 30, 2007 and 2006

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and wholesale accounts, all net of returns and allowances.  Net sales increased to $56.5 million for the three months ended September 30, 2007 from $54.1 million for the same period in 2006, an increase of $2.4 million, or 4.4%. The increase was primarily attributable to $2.7 million related to a 9.6% increase in comparable store sales for TWC, $3.5 million was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores (e.g. stores not open at least one full year), which includes new stores opened in the period, and $0.1 million was attributable to an increase in the Company’s Big Dog Sportswear catalog/Internet business.  The increases were offset by $2.1 million attributable to a 10.7% decrease in Big Dog Sportswear’s comparable store sales for the period, and $1.8 million attributable to a decrease in Big Dog Sportswear’s sales for stores not qualifying as comparable stores (e.g. stores not open at least one full year), which includes the closure of 17 unprofitable stores in the period between September 30, 2006 and September 30, 2007.  The increase in TWC comparable store sales is primarily related to improved merchandise inventory levels and selection at the TWC stores.  The decrease in Big Dog Sportswear’s comparable store sales is primarily related to an overall decrease in consumer traffic in the Company’s stores and outlet locations.

Index

GROSS PROFIT. Gross profit increased to $30.2 million for the three months ended September 30, 2007 from $29.0 million for the same period in 2006, an increase of $1.2 million, or 4.1%. As a percentage of net sales, gross profit remained relatively constant at 53.4% for the three months ended September 30, 2007 and 53.5% for the same period in 2006.  TWC’s gross profit remained relatively constant at 51.6% for the three month period ended September 30, 2007 and 51.3% in 2006.  Big Dog Sportswear’s gross profit also remained relatively constant at 56.8% in the three months ended September 30, 2007 and 56.4% in 2006.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $26.9 million in the three months ended September 30, 2007 from $25.4 million for the same period in 2006, an increase of $1.5 million, or 5.9%. As a percentage of net sales, selling, marketing and distribution expenses increased to 47.5% in the three months ended September 30, 2007 from 46.8% for the same period in 2006, an increase of 0.7%.  The increase is primarily related to spreading the fixed component of expenses over a smaller Big Dog Sportswear sales base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses remained relatively constant at $2.4 million for the three months ended September 30, 2007 and $2.3 million for the same period in 2006.   As a percentage of net sales, these expenses remained relatively constant at 4.2% in the three months ended September 30, 2007 and 4.3% for the same period in 2006.

INTEREST INCOME. Interest income for the three month periods ended September 30, 2007 and 2006 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $1.2 million for the three month period ended September 30, 2007 from $0.6 million the three month period ended September 30, 2006.  The increase is related to increased borrowings primarily to support continued TWC store growth.

Index

INCOME TAXES.  The Company recorded an income tax benefit in the period ended September 30, 2007 at an effective tax rate of 38.5% and income tax expense in the same period 2006 at an effective income tax rate of 37.5%.  The Company believes it will fully realize the benefit due to projected seasonal net income in the fourth quarter as discussed in “Seasonality” below.

Nine Months Ended September 30, 2007 and 2006

NET SALES. Net sales increased to $156.6 million for the nine months ended September 30, 2007 from $146.0 million for the same period in 2006, an increase of $10.6 million, or 7.3%.  The increase was primarily attributable to the 2006 acquisition of Steve’s Shoes which increased sales by $1.5 million, $7.5 million related to a 9.3% increase in comparable store sales for TWC, $10.6 million was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores (e.g. stores not open at least one full year), which includes new stores opened in the period, and a $0.3 million increase in the Company’s Big Dog Sportswear catalog/Internet business.  The increases were offset by $3.5 million attributable to a 7.5% decrease in Big Dog Sportswear’s comparable store sales for the period, and $4.3 million attributable to a decrease in Big Dog Sportswear’s sales for stores not qualifying as comparable stores (e.g. stores not open at least one full year), which includes the closure of 17 unprofitable stores in the period between September 30, 2006 and September 30, 2007.  The increase in TWC comparable store sales is primarily related to improved merchandise inventory levels and selection at the TWC stores.  The decrease in Big Dog Sportswear’s comparable store sales is primarily related to an overall decrease in consumer traffic in the Company’s stores and outlet locations.

GROSS PROFIT. Gross profit increased to $84.0 million for the nine months ended September 30, 2007 from $78.5 million for the same period in 2006, an increase of $5.5 million, or 7.0%. As a percentage of net sales, gross profit remained relatively constant at 53.6% in the nine months ended September 30, 2007 and 53.7% for the same period in 2006.  TWC’s gross profit remained relatively constant at 52.0% in the nine months ended September 30, 2007 and 51.8% for the same period in 2006.  Big Dog Sportswear’s gross profit also remained relatively constant at 57.2% in the nine months ended September 30, 2007 and 56.9% for the same period in 2006.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $80.7 million in the nine months ended September 30, 2007 from $73.5 million for the same period in 2006, an increase of $7.2 million, or 9.8%. As a percentage of net sales, selling, marketing and distribution expenses increased to 51.5% in the nine months ended September 30, 2007 from 50.3% for the same period in 2006, an increase of 1.2%.  The increase is primarily related to spreading the fixed component of expenses over a smaller Big Dog Sportswear sales base, an additional $0.7 million incurred to relocate the Company’s distribution center to a larger facility, and an increase in corporate infrastructure to facilitate future growth in the Company’s TWC segment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $7.5 million for the nine months ended September 30, 2007 from $6.9 million for the same period in 2006.  As a percentage of net sales, these expenses remained relatively constant at 4.8% in the nine months ended September 30, 2007 and 4.7% for the same period in 2006. The increase relates to additional corporate infrastructure to facilitate future growth in the Company’s TWC segment.

Index

INTEREST INCOME. Interest income for the nine month periods ended September 30, 2007 and 2006 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $3.0 million for the nine month period ended September 30, 2007 from $1.4 million the nine month period ended September 30, 2006.  The increase is related to increased borrowings primarily to support continued TWC store growth.

INCOME TAXES.  The Company recorded an income tax benefit at its historical effective income tax rate of 37.5%.  The Company believes it will fully realize this benefit due to projected seasonal net income in the fourth quarter as discussed in “Seasonality” below.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2007, the Company’s primary uses of cash were for merchandise inventories, capital expenditures and general operating activity.  The Company primarily satisfied its cash requirements from existing cash balances, funds provided by the convertible debt financing, and short-term borrowings under its line of credit agreements.

Cash used in operating activities was $18.9 million and $16.2 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in cash used in operating activities is principally due to an increase in accounts payable balances at September 30, 2007.

Cash used in investing activities was $13.7 million and $15.1 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities in the first nine months of 2007 primarily relates to $13.9 million of capital expenditures for TWC new store openings, retrofitting existing TWC and Big Dog Sportswear stores and corporate additions.  Cash used in investing activities in the first nine months of 2006 primarily relates to $4.7 million for the acquisition of Steve’s Shoes, and $10.4 million of capital expenditures for TWC new store openings, retrofitting existing TWC and Big Dog stores and corporate additions.

Cash provided by financing activities was $29.9 million and $28.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in the 2007 period is primarily related to increased stock option exercises.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance, which was most recently amended in November 2006 (the “Amended Credit Agreement”).  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, amended in October 2006, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  For all periods presented, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (7.75% as of September 30, 2007) or a LIBOR loan rate plus a margin ranging up to 1.75% (6.88% as of September 30, 2007).  The Company had $36,124,000 in borrowings as of September 30, 2007.  The Amended Credit Agreement expires in October 2011.  At September 30, 2007, the Company had approximately $1,197,000 of outstanding letters of credit expiring through October 2008, which includes a $1,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks in 2005.

Index

Long-term Borrowings

Notes Payable

On April 3, 2007, the Company entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes (“Note” or “Notes”) due March 31, 2012, interest payable quarterly. $3.0 million of the Notes were sold to management. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.  Any time after the eighteen month anniversary of the issuance date, the Company has the right to require the holder of a Note to convert any remaining amount under a Note into common stock if: (i) (x) the closing sale price of the common stock exceeds 175% of the conversion price on the issuance date for each of any 20 consecutive trading days or (y) following the consummation of a bona fide firm commitment underwritten public offering of the common stock resulting in gross proceeds to the Registrant in excess of $30 million, the closing sale price of the common stock exceeds 150% of the conversion price on the issuance date for each of any 20 consecutive trading days and (ii) certain equity conditions have been met. In circumstances where Notes are being converted either in connection with a voluntary conversion or an exercise of the Company’s right to force conversion, the Company has the option to settle such conversion by a net share settlement, for some or all of the Notes. If it exercises such right, the Company is to pay the outstanding principal amount of a Note in cash and settle the amount of equity in such Investor’s conversion right by delivery of shares of common stock of equal value.  If the Notes are not converted before its maturity, the Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding, plus any accrued and unpaid interest. The offer and sale of the Notes were made in accordance with Rule 506 of Regulation D of the Securities Act of 1933.  The net proceeds from the sale of the Notes were $17,132,000 after debt issuance costs.  Such proceeds of this offering were used to reduce the outstanding balance of Company’s line of credit.  On June 21, 2007, the Company filed an S-3 Registration Statement to register the 1,027,777 shares of common stock which are convertible under the agreement and it became effective in September 2007.

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  At September 30, 2007, $982,000 of the notes is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

Index

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (8.25% at September 30, 2007).  At September 30, 2007, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $1,000,000 stand-by letter of credit as the second principal installment was paid in August 2007.  At September 30, 2007, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At September 30, 2007 and December 31, 2006, $51,000 and $60,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of September 30, 2007 and December 31, 2006, the remaining notes had a balance of $4,000 and $52,000, respectively.

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

Accounting for Uncertain Tax Provisions under FIN 48

Effective January 1, 2007 the Company began accounting for uncertain tax provisions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements.  Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment.  As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities, and as of September 30, 2007, the Company did not recognize any additional estimated liability. For further discussion of accounting for uncertain tax positions and FIN 48, see Note 9 in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Index

COMMITMENTS AND OBLIGATIONS

As of September 30, 2007, the Company had the following obligations, which includes both principal and interest payments:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$36,124,000	$36,124,000	$-	$-	$-
Notes payable	3,210,000	1,848,000	1,362,000	-	-
Priority tax claims	58,000	54,000	4,000	-	-
Convertible debt	25,472,000	1,549,000	3,099,000	20,824,000	-
Notes payable, related party	2,106,000	1,088,000	1,018,000	-	-

Contractual Obligations:
Operating leases	227,664,000	36,464,000	61,675,000	47,954,000	81,571,000
Capital leases	3,168,000	905,000	1,807,000	456,000	-

Other Commercial Commitments:

Letters of credit	1,197,000	1,197,000	-	-	-

Total Commitments	$298,999,000	$79,229,000	$68,965,000	$69,234,000	$81,571,000

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

The Company’s consolidated financial position and consolidated results of operations are subject to market risk associated with interest rate movements on borrowings.  Currently, its credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and index based on Prime or LIBOR.  Additionally, the Company has a term loan with an interest charge index based on Prime or LIBOR.  The Company had $36,124,000 outstanding borrowings under these arrangements as of September 30, 2007.  Based on these outstanding borrowings at September 30, 2007 and the current market condition, a one percent increase in the applicable interest rates would decrease annual cash flow and pretax earnings by approximately $361,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $361,000.  The Company’s market risk on interest rate movements will increase based on higher borrowing levels.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Index

ITEM 4:	CONTROLS AND PROCEDURES

At September 30, 2007, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. Additionally, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

In April, 2007, Marlene Korman filed suit against The Walking Company (TWC) in the United States District Court for the Eastern District of Pennsylvania.  The suit claims a violation of the Fair and Accurate Credit Transactions Act (FACTA)in regard to electronically printed receipts previously used at TWC's Oxford Valley, Pennsylvania  store. The suit is brought a class action on behalf of certain other customers of TWC’s Oxford Valley store, though the Plaintiff's ability to bring such suit a class action has not yet been certified by the court. The complaint seeks statutory damages, injunctive relief, costs and attorneys fees.  We are vigorously defending the action and believe we have substantial defenses.  Although we cannot predict the outcome of this matter, we do not believe it will have a material adverse effect on our results of operations or financial condition.

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

Index

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
None

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG DOG HOLDINGS, INC.

November 13, 2007	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2007	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)