Form 10-K
period 2007-12-31
BIG DOG HOLDINGS INC
filed 2008-03-28
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-22963

BIG DOG HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

______________
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

As of the close of business on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $52,990,000 based upon the closing price of $16.35 on NASDAQ on such date. All outstanding shares of Common Stock, other than those held by executive officers, directors and 10% shareholders are deemed to be held by non-affiliates.

As of the close of business on March 7, 2008, the registrant had 9,486,480 shares of common stock outstanding.

DOCUMENTS INCOPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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

The Company’s Big Dogs products were first sold in 1983 and operations remained limited through 1992 when the current controlling stockholders acquired the BIG DOGS® brand and related assets. Following the acquisition of Big Dogs, the Company initiated a strategy of leveraging the brand through expansion of the Big Dogs’ product line and growth of its retail stores.

In March 2004, the Company, acquired the TWC retail stores out of bankruptcy. TWC sells high-quality, technically designed comfort footwear and accessories for men and women from leading comfort brands from around the world.  Since its acquisition, the Company has expanded TWC through opening of new retail stores, acquisition of other retail store chains that it then converts into TWC stores, and development of an internet and catalog business to generate sales and promote its store-based business.  TWC is now the world’s leading specialty retailer of authentic comfort footwear, operating 186 specialty stores as of December 31, 2007 in premium malls across the nation.

After early years of growth, Big Dogs reached a level of maturity in the number of stores and breadth of product.  The Company grew the number of Big Dogs’ stores from five in 1993 to a peak of 231 in 2001 and has subsequently downsized that number to 100 by March 1, 2008 as customer traffic and sales in its outlet-based stores has declined. For Big Dogs, the Company is now focused on brand management and means of restoring profitability for its operations. See Risk Factors “CONTINUED LOSSES AND STORE CLOSURES IN BIG DOGS’ OPERATIONS.”

By 2007 the percentage of the Company’s income generated by TWC had increased to 70%. The Company expects that trend to continue.  As previously announced, the Company intends to change its name from “Big Dog Holdings, Inc.” to “The Walking Company Holdings, Inc.” to reflect the shift in the main focus of the Company’s business to its TWC operations.

BUSINESS OF TWC

TWC is a chain of specialty retail stores selling high-quality, technically designed comfort footwear and accessories from around the world to both men and women, including such brands as ECCO®, Mephisto®, Dansko®, UGG® and Pikolinos®.

Having purchased the assets of TWC out of bankruptcy in March 2004, the Company re-focused TWC’s operations on its original core business of operating small specialty stores in premium malls selling the best brands in the comfort shoe category.  We acquired the business of TWC based on, among other factors, our favorable assessment of its market niche, the favorable demographics of that market, and an anticipated ability to realize efficiencies and increase profitability by utilizing the retail store expertise of the Company and by consolidating TWC’s corporate overhead operations with those of the Company.  The footwear products sold by TWC appeal to a large and growing demographic.

The Company has expanded TWC’s store chain through new store opening and strategic acquisitions.  During 2005, the Company added to the TWC chain through the acquisition of Footworks.  Footworks operated a chain of seven comfort footwear stores in strategic locations, including several high profile locations on the Las Vegas Strip.  In January 2006, the Company acquired 37 store locations of Steve’s Shoes, Inc. out of bankruptcy.  Steve’s Shoes had operated a chain of comfort footwear stores throughout the U.S.   under the names Steve’s Shoes, Overland Trading Company and Sole Outdoor.  In January 2008, the Company acquired the Natural Comfort Footwear chain of eight comfort footwear stores in Florida.

BUSINESS STRATEGY

Offer the Best Brands from Around the World. TWC seeks out and offers to its customers shoe brands that are of high quality, integrate comfort features, and are not widely distributed.  TWC features a number of European and other foreign comfort shoe brands not widely found in other US shoe retailers.   By editing the assortment of comfort brand for its customers and then explaining to them their benefits, TWC provides a unique and valued service to its customer, creating brand loyalty and repeat customers.

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

The majority of our footwear products range from between $80 and $150. The following table sets forth the approximate contribution made to total TWC net sales in our retail stores:

	% OF TOTAL NET SALES
	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Women’s footwear	58.3%	55.2%	54.2%
Men’s footwear	27.7	30.7	30.0
Accessories	14.0	14.1	15.8

Total	100.0%	100.0%	100.0%

MARKETING

A significant focus of the Company’s efforts since its acquisition of TWC has been the implementation of an effective, coherent marketing image and strategy.  This strategy has been implemented through a newly-developed store design and supporting marketing endeavors.  Through new store development and refitting old stores, the large majority of the  chain now have the new design.  TWC further continues its brand awareness through consistent store layout and image, collateral materials (in-store posters, etc.), and development of brand-identifying trademarks and slogans (Authentic Comfort™, The Best Brands From Around the World, etc.)  Such strategy has been implemented with relatively little media advertising, as we believe TWC’s most cost-effective marketing is through its stores themselves and our catalog and website.  Also, almost all of the brands we carry contribute to a cooperative marketing fund with TWC, largely offsetting our collateral costs.  In addition, many of the brands we feature engage in their own media advertising, which acts to support our stores.  TWC is also able to leverage its marketing dollars by co-marketing with the companies whose brands it sells and with the malls in which it has stores.

RETAIL STORES

In 2007, our retail stores contributed 98% of TWC total net sales.  As of December 31, 2007, we operated a total of 186 stores in 38 states and the District of Columbia. TWC stores are typically located in leading regional malls in prosperous urban areas where the Company believes demographics are favorable. In making site selections, we also consider a variety of other factors, including proximity to large population centers, area income, the prestige and potential customer-draw of the other tenants in the center or area, rent and operating costs, store location and visibility within the center, and the accessibility and visibility of the center from nearby thoroughfares.

The table below sets forth the number of TWC stores located in each state as of December 31, 2007.

State	No. of Stores	State	No. of Stores

Alabama	2	Michigan	5
Arkansas	2	Minnesota	3
Arizona	8	Missouri	6
California	23	Nevada	8
Colorado	5	New Hampshire	3
Connecticut	4	New Jersey	8
Delaware	1	New York	6
District of Columbia	1	North Carolina	3
Florida	13	Ohio	7
Georgia	4	Oklahoma	1
Hawaii	6	Oregon	5
Idaho	1	Pennsylvania	6
Illinois	8	South Carolina	1
Indiana	5	Tennessee	3
Kansas	1	Texas	6
Kentucky	2	Utah	1
Louisiana	1	Virginia	5
Maine	1	Washington	7
Maryland	4	Wisconsin	3
Massachusetts	7

Our TWC stores average approximately 1,700 square feet. We opened 41 new stores and closed six under-performing stores during 2007. Our cost to open a store in 2007, including leasehold improvements and furniture and fixtures, was approximately $293,000.  The average per store initial inventory (largely financed by trade payables) for the new 2007 stores was approximately $201,000 and pre-opening expenses averaged approximately $18,000 per store.

Our TWC store operations are managed by a Senior Vice President – Retail, Vice President – Retail, Director of Retail Operations, Director of Store Development, two Regional Managers, 14 district managers, and eight district training coordinators.  Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates. We seek to further enhance the TWC customer’s shopping experience by developing a knowledgeable and enthusiastic sales staff to distinguish TWC from its competition. In this regard, we (and the companies whose shoe brands we feature) provide instructive seminars and training to our staff to educate them on the technical quality of our shoes and to allow them to guide our customers to the products that best meet their comfort needs. We believe our commitment to knowledgeable customer service enhances our ability to generate repeat business and to attract new customers.

CATALOG AND INTERNET SALES

Our TWC catalog and internet sales, represented approximately 2% of TWC total net sales in 2007, compared to less than 1% in prior years.

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

After early years of growth, Big Dogs reached a level of maturity in the number of stores and breadth of product.  The Company grew the number of Big Dogs stores from five in 1993 to a peak of 231 in 2001 and has subsequently downsized that number to 100 by March, 2008 as customer traffic and sales in its outlet-based stores has declined. For Big Dogs, the Company is now focused on brand management and means of restoring profitability for its operations. See Risk Factors “CONTINUED LOSSES AND STORE CLOSURES IN BIG DOGS OPERATIONS.”

BUSINESS STRATEGY

Promote the Big Dog Spirit of Fun. A key and unique element in our Big Dogs’ brand image is the focus on fun. This spirit of fun revolves around our Big Dog character that has broad appeal to men, women and children of all ages. We foster this spirit by creating positive, humorous, topical and inspiring graphics and slogans that we apply to our merchandise.

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

The majority of Big Dogs’ products range from between $5 and $40. The following table sets forth the approximate contribution that each of Big Dogs’ product categories made to total net sales in our retail stores for the year ended December 31:

	% OF RETAIL STORE* NET SALES
	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Adult Apparel and Accessories	54.9%	54.3%	54.4%
Big-size Apparel	29.3	27.4	26.1
Infants' and Children's Apparel and Accessories	10.6	12.8	14.3
Non-Apparel Products	5.2	5.5	5.2

Total	100.0%	100.0%	100.0%
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

MARKETING

Big Dogs strives to maintain a consistent brand image through the coordination of our merchandising, marketing and sales efforts. The goal of our marketing efforts is to present a distinctive image of quality, value and fun that consumers will associate with our products and thereby enhance the BIG DOGS® brand image. The BIG DOGS® brand image has been developed with relatively little advertising, as we believe its most effective marketing is its products themselves and their presentation in our retail stores and website.

RETAIL STORES

We seek to create a distinctive and fun shopping environment in Big Dogs stores through the innovative display of our graphic art and humor, including in-store "T-shirt walls" and other displays designed to immediately put the customer in a fun, relaxed state of mind.

In 2007, 2006 and 2005 our retail stores contributed approximately 91%, 93% and 94% of Big Dog Sportswear total net sales, respectively.  As of December 31, 2007 we operated a total of 115 stores in 35 states. Big Dogs’ stores are located in outlet malls, many of which are in tourist and recreation-oriented shopping locations and other casual environments where the Company believes consumers are more likely to be in a fun, relaxed state of mind.

The table below sets forth the number of Big Dogs’ stores located in each state as of December 31, 2007.

State	No. of Stores	State	No. of Stores

Alabama	1	Minnesota	2
Arizona	5	Mississippi	3
California	17	Missouri	5
Colorado	1	Nevada	3
Connecticut	1	New Hampshire	2
Delaware	2	New Jersey	2
Florida	8	New York	4
Georgia	4	North Carolina	3
Hawaii	1	Ohio	2
Idaho	1	Oregon	4
Illinois	2	Pennsylvania	6
Indiana	3	South Carolina	5
Iowa	1	Tennessee	6
Louisiana	1	Texas	6
Maine	1	Virginia	2
Maryland	3	Washington	3
Massachusetts	1	Wisconsin	1
Michigan	3

Our outlet mall stores average approximately 2,800 square feet.

Our Big Dogs’ store operations are managed by an Executive Vice President-Merchandising/Retail, Director of Retail Operations, two regional managers and 11 district and market managers. Each of the stores is managed and operated by a store manager, an assistant manager and full-time and part-time sales associates.

DIRECT SALES (INTERNET)

Non-retail distribution channels, primarily catalog and internet sales, represent approximately 9%, 7%, and 6% of Big Dog Sportswear total net sales in 2007, 2006 and 2005, respectively.

Internet and Catolog. We have the benefit of being able to develop names for our emailing list through our retail store chain, which has been the primary source for such list.  In recent years we have been migrating names away from the catalog operations and over to the website.  The economics of the continued use of the catalog are being evaluated.

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

Big Dogs’ domestic sourcing is primarily limited to graphic T-shirts. Our graphic T-shirt business is managed in-house. This includes management of screen printing art and blanks, but not the actual screen-printing operations which are outsourced.   Almost all other products, excluding T-shirts, are manufactured overseas, primarily in Asia, the Near and Middle East and Central Africa. In order to reduce our exposure to production risks and delays arising from trade disputes, political disruption or other factors relating to any one vendor or country, we utilize a diverse group of vendors. We source the majority of our product from trading companies. Through these trading companies and directly, we source from approximately 45 unaffiliated vendors, including 32 foreign vendors in a number of countries. In order to enhance our sourcing flexibility, we use trading companies rather than operate our own foreign sourcing office. These trading companies assist us in selecting and overseeing third-party vendors, sourcing fabric and monitoring quotas and other trade regulations. We do not have supply contracts with any of our suppliers. Although the loss of major suppliers could have a significant effect on our immediate operating results, since we are focused on basic apparel, we believe alternate sources of merchandise for most product categories are available at comparable prices and that we could replace these suppliers without any long-term adverse effect.  As the Company has downsized the operations of Big Dogs in recent years, the decrease in the volume of product ordered from vendors has reduced certain economies of scale that previously existed.  See RISK FACTORS—CONTINUED LOSSES AND STORE CLOSURES IN BIG DOGS OPERATIONS.

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

BIG DOGS AND TWC OPERATIONS

SEGMENTS

The Company has two reportable segments, Big Dogs and TWC.  See Note 10 of the Notes to Consolidated Financial Statements.

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

TRADEMARKS

The Company utilizes a variety of trademarks which it owns; including the U.S. registered trademarks THE WALKING COMPANY®, BIG DOGS®, BIG DOG SPORTSWEAR®, dog logo, BIG DOG®, LITTLE BIG DOGS®, and BIG BIG DOGS®. In addition, we have registered certain of our trademarks or have registration applications pending in other countries. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in the marketing of our products. Like most popular brands, from time to time in the course of business we discover products or businesses in the marketplace that we believe infringe upon our trademark rights.  In addition, in regard to Big Dogs, companies occasionally claim that a certain product or graphic of ours infringes on their intellectual property rights (sometimes in regard to our parodies of other’s trademarks that we do as part of the Big Dogs sense of fun). We take action protect our trademarks and defend ourselves against claims of others.  Actions against infringers include the use of cease and desist letters, administrative proceedings and lawsuits.

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

Although we believe Big Dogs does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category it competes with well-known, value driven retail companies such as Penny’s, Kohl’s and Mervyn’s, as well as other national and regional department stores, specialty retailers and apparel designers and manufacturers. In addition, in recent years, the amount of casual sportswear and activewear manufactured specifically for department stores and sold under their own labels has significantly increased.

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

EMPLOYEES

At March 3, 2008, we had approximately 1,100 full-time and 1,200 part-time employees. Our need for part-time retail employees fluctuates significantly based on seasonal needs.  No employees are covered by collective bargaining agreements.

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

Our corporate headquarters are in leased offices comprising approximately 24,000 square feet in Santa Barbara, California. This lease expires July 2011, with two options to extend for five years each.  Our distribution facility is located in Charlotte, North Carolina in a building comprising approximately 230,000 square feet under a lease that expires in 2016.  We have two options to extend this lease for ten years each.  Additionally, the TWC merchandising department is in an office comprising approximately 17,500 square feet in Westlake Village, California.  This lease expires in December 2013, with two options to extend for five years each.

We lease all of our store locations. Big Dogs store leases are typically for an initial term of five years with a five-year option and provide for base rent plus contingent rent based upon a percentage of sales in excess of agreed-upon sales levels.  In recent years, we have negotiated shorter-term renewals for Big Dogs’ stores in malls where we perceive a risk of declining sales.  See “Item 1. BUSINESS – RETAIL STORES” for both Big Dogs and TWC.  The leases for TWC store locations typically have longer terms, as required by leading mall developers.

ITEM 3.	LEGAL PROCEEDINGS

In Marlene Korman v. The Walking Company,  TWC was sued in the Eastern District of Pennsylvania in a purported class action lawsuit under the Fair and Accurate Credit Transactions Act (“FACTA”) because the plaintiff received a receipt with the expiration date from her debit credit card on it.  The plaintiff alleges that that was a “willful” violation of FACTA, entitling her and the other members of the class to statutory damages of $100 to $1,000 per person.  The Company has denied the complaint and is defending the action.  The Company cannot predict the likelihood of a favorable or unfavorable outcome in this matter, but at this time does not believe that the outcome of such litigation will have a material adverse impact on our operations or financial condition.

From time to time we are involved in other pending or threatened litigation incidental to our business.  We believe that the outcome of such litigation will not have a material adverse impact on our operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of our Company is traded on the NASDAQ Global Market under the symbol BDOG. The following table sets forth, for the period from the first quarter 2006 through the fourth quarter 2007, the high and low “sales” prices of the shares of our common stock, as reported on the NASDAQ Global Market.

	2007		2006
	High	Low	High	Low
First Quarter	$16.12	$15.14	$14.80	$7.41
Second Quarter	17.74	15.51	14.49	11.20
Third Quarter	16.61	14.35	12.58	10.26
Fourth Quarter	15.74	13.55	16.45	12.30

On March 7, 2008, the last sales price of the common stock as reported on the NASDAQ Global Market was $7.61 per share. As of March 7, 2008, we had approximately 150 shareholders of record of our common stock.

Our current credit agreement prohibits the payment of dividends (see Liquidity and Capital Resources). We did not pay a dividend in 2007 and 2006, and do not expect to pay dividends in the foreseeable future.

Performance Graph

The performance graph below compares the cumulative shareholder return on the Big Dog Holdings’ Common Stock with the cumulative total return on the NASDAQ RETAIL INDEX and the NADAQ COMPOSITE INDEX. The graph assumes an investment of $100.00 on January 1, 2002. The performance graph represents past performance and should not be considered an indication of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales	$233,268	$218,604	$179,115	$161,358	$103,757
Cost of goods sold	110,820	101,723	80,311	72,733	45,025
Gross profit	122,448	116,881	98,804	88,625	58,732
Selling, marketing and distribution expenses	113,024	103,428	80,624	73,956	49,089
General and administrative expenses	10,799	9,823	9,631	8,060	5,199
Total operating expenses	123,823	113,251	90,255	82,016	54,288
(Loss) Income from operations	(1,375)	3,630	8,549	6,609	4,444
Other income	---	---	---	(82)	---
Interest income	(10)	(8)	(44)	(26)	(2)
Interest expense	4,255	2,084	976	857	320
(Loss) Income before (benefit from) provision for income taxes	(5,620)	1,554	7,617	5,860	4,126
(Benefit from) Provision for income taxes	(2,164)	583	2,894	2,172	1,489
Net (loss) income	$(3,456)	$971	$4,723	$3,688	$2,637

Net (loss) income per share
Basic	$(0.37)	$0.11	$0.52	$0.42	$0.32
Diluted	$(0.37)	$0.10	$0.49	$0.40	$0.32

Weighted average common shares
Basic	9,421	9,180	9,145	8,722	8,307
Diluted	9,421	9,531	9,726	9,174	8,307

OPERATING DATA:
Number of stores (1)
Stores open at beginning of period	306	268	262	203	209
Stores added due to acquisitions	---	37	7	72	---
Stores opened during period	43	27	14	5	7
Stores closed during period	(48)	(26)	(15)	(18)	(13)
Stores open at end of period	301	306	268	262	203
Comparable stores sales increase (decrease) (2) (3) (4)	2.3%	3.0%	3.3%	3.5%	(3.6)%

BALANCE SHEET DATA:
Working capital	$30,609	$22,590	$31,639	$32,727	$29,574
Total assets	123,622	102,661	72,753	58,831	42,582
Total indebtedness (5)	47,790	30,346	9,183	1,092	---
Stockholders’ equity	46,280	49,128	46,448	42,541	34,214

(1) Includes three temporary stores which were open as of December 31, 2003.

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

(3) In 2007, comparable store sales increase consists of an 8.1% increase in TWC comparable store sales, which is offset by an 8.3% decrease in Big Dogs comparable store sales.  In 2006, comparable store sales increase consists of a 10.6% increase in TWC comparable store sales, which is offset by a 4.8% decrease in Big Dogs comparable store sales.  In 2005, comparable store sales increase consists of a 12.8% increase in TWC comparable store sales, which is offset by a 4.1% decrease in Big Dogs comparable store sales.  In 2004, comparable store sales increase consists of a 12.7% increase in TWC comparable store sales, which is offset by a 1.9% decrease in Big Dogs comparable store sales.

(4) Comparable store sales increase also includes internet and catalog sales after April 1, 2007.  Our internet and catalog sales represent less than 3.0% of total sales in 2007.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected statement of operations data expressed as a percentage of net sales:

	YEARS ENDED DECEMBER 31,

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	47.5	46.5	44.8

Gross profit	52.5	53.5	55.2

Selling, marketing and distribution expenses	48.5	47.3	45.0
General and administrative expenses	4.6	4.5	5.4

Total operating expenses	53.1	51.8	50.4

(Loss)/Income from operations	(0.6%)	1.7%	4.8%

YEARS ENDED DECEMBER 31, 2007 AND 2006

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and corporate sales accounts, all net of returns and allowances.  Net sales increased to $233.3 million in 2007 from $218.6 million in 2006, an increase of $14.7 million, or 6.7%.  The increase is primarily driven by our TWC segment and relates to the impact of the TWC sales growth.  The increase is offset in part by decreased sales from the Big Dogs’ segment.

TWC Operations.  Net sales from TWC operations increased to $162.1 million in 2007 from $135.7 million in 2006, an increase of $26.4 million, or 19.5%.  Of this increase $10.0 million related to an 8.1% increase in comparable store sales which includes TWC catalog/Internet sales after April 1, 2007; $14.5 million was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores, which includes the closure of stores netted against new stores opened in the period; $1.5 million attributable to the acquisition of Steve’s Shoes in January, 2006, and a $0.4 million increase in the Company’s TWC catalog/Internet business prior to being included in comparable store sales.  The increase in TWC comparable store sales is primarily related to improved inventory levels and merchandise selection at the TWC stores.

Big Dogs’ Operations.  Net sales from Big Dogs’ operations decreased to $71.1 million in 2007 from $82.9 million in 2006, a decrease of $11.8 million, or 14.2%.  Of this decrease $5.6 million was attributable to an 8.3% decrease in Big Dog Sportswear comparable store sales for the period, and $6.3 million was attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores, which includes the closure of unprofitable stores netted against new stores opened in the period.  The decreases were offset by a $0.1 million increase in the Company’s Big Dog Sportswear corporate sales business.  The decrease in Big Dog Sportswear comparable store sales is primarily related to an overall decrease in consumer traffic in our stores and outlet locations.  The decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores is primarily attributable to an additional nineteen net Big Dogs store closures during 2007 as compared to 2006, with 40 net Big Dogs stores closed in 2007 and 21 net Big Dog stores closed in 2006.

GROSS PROFIT. Gross profit increased to $122.4 million in 2007 from $116.9 million in 2006, an increase of $5.5 million, or 4.7%. As a percentage of net sales, gross profit decreased to 52.5% in 2007 from 53.5% in 2006.  TWC’s gross profit remained relatively constant in 2007 and 2006 at 51.3% and 51.7%, respectively.  Big Dogs’ gross profit remained relatively constant in 2007 and 2006 at 55.2% and 56.3%, respectively.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in costs of goods sold, while we exclude them from gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $113.0 million in 2007 from $103.4 million in 2006, an increase of $9.6 million, or 9.3%.  As a percentage of net sales these expenses increased to 48.5% in 2007 from 47.3% in 2006, an increase of 1.2%. The increase is primarily related to spreading the fixed component of Big Dogs expenses over a smaller sales base, increased expenses related to operating the Steve’s Shoes stores acquired out of bankruptcy, and an increase in corporate infrastructure to facilitate future growth in the Company’s TWC segment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses increased to $10.8 million in 2007 from $9.8 million in 2006.   As a percentage of net sales these expenses remained relatively constant in 2007 and 2006 at 4.6% and 4.5%, respectively.  The increase is attributable to an increase in administration to support the Company’s continued growth.

INTEREST INCOME. Interest income for 2007 and 2006 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their line of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $4.3 million in 2007, from $2.1 million in 2006 related to an increase in borrowing as a result of new store construction and the Steve’s Shoes acquisition and additional working capital requirement.

INCOME TAXES. In 2007, the Company recorded an income tax benefit at an effective income tax rate of 38.5%.  The Company believes it will fully realize this benefit by amending prior year tax returns to carry back the 2007 tax loss.  In 2006, the provision for income taxes reflects a 37.5% effective tax rate.

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

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $103.4 million in 2006 from $80.6 million in 2005, an increase of $22.8 million, or 28.3%. The $22.8 million increase is primarily due to the acquisition of Footworks on August 31, 2005 and Steve’s Shoes on January 31, 2006.  As a percentage of net sales these expenses increased to 47.3% in 2006 from 45.0% in 2005, an increase of 2.3%. The increase is primarily related to spreading the fixed component of Big Dog expenses over a smaller sales base, increased expenses related to operating the Steve’s Shoes stores acquired out of bankruptcy, an additional $0.7 million incurred to relocate the Company’s distribution center to a larger facility, and an increase in corporate infrastructure to facilitate future growth in the Company’s TWC segment.

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

SEASONALITY AND QUARTERLY RESULTS

Our two retail chains, Big Dog Sportswear and TWC, experience differing levels of seasonality.  The seasonality of TWC stores closely resembles traditional retailers.  The fourth quarter has historically accounted for the largest percentage of our TWC annual sales and profits.  We believe the seasonality of our Big Dog Sportswear stores is somewhat different than many apparel retailers since a significant number of our Big Dog Sportswear stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers.  The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of our Big Dog Sportswear annual sales and profits. We have historically incurred operating losses in the first half of the year and may be expected to do so in the foreseeable future.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2007, our primary uses of cash were for merchandise inventories, capital expenditures, and general operating activity.  We satisfied our cash requirements from existing cash balances, funds provided by the convertible debt financing, and short-term borrowings under our line of credit agreements.

Cash provided by (used in) operating activities was $1.2 million and ($2.1) million for 2007 and 2006, respectively.  The $3.3 million increase in cash provided by operating activities primarily relates to a $6.1 million decrease in inventory purchases and various fluctuations in operating assets and liabilities, which was offset by a $4.4 million decrease in our net income.  Inventory purchases decreased as a result of reduced purchasing for the Big Dog segment.

Cash used in investing activities was $19.0 million and $20.5 million for 2007 and 2006, respectively.  Of the cash used in investing activities in 2007, $19.2 million was used for capital expenditures, including 41 new TWC store openings, two new Big Dog Sportswear store openings, retrofitting existing stores and corporate additions, which was offset by $0.2 million of proceeds from the sale of equipment related to the relocation of our distribution center from California to North Carolina at the end of 2006.  Of the cash used in investing activities in 2006, $15.9 million was used for capital expenditures, including 24 new TWC store openings, three new Big Dog Sportswear store openings, retrofitting existing stores and corporate additions.  In addition, $4.6 million was used to acquire Steve’s Shoes, Inc.

Cash provided by financing activities in 2007 was $16.7 million compared to $22.6 million of cash used in financing activities in 2006. The decrease is primarily related to reduced borrowings in 2007 as compared to 2006.  During 2007 we provided for our cash needs in part through longer term borrowings with the issuance of convertible debt and proceeds from a sale/leaseback transaction.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance (“WFRF”), which was most recently amended in March 2008 (the “Amended Credit Agreement”) and previously amended in November, 2006.  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, amended in March 2008, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  At December 31, 2007, the Company was not in compliance with one of its covenants, and subsequently obtained a waiver from WFRF.  For all other periods presented, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (7.25% as of December 31, 2007) or a LIBOR loan rate plus a margin ranging up to 1.75% (6.43% as of December 31, 2007).  The Company had $2,203,000 in borrowings based on the bank’s base rate and $21,000,000 in LIBOR loans outstanding at December 31, 2007.  The Amended Credit Agreement expires in October 2011.  At December 31, 2007, the Company had approximately $1,733,000 of outstanding letters of credit expiring through October 2008, which includes a $1,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks in 2005.

Long-term Borrowings

Notes Payable

On April 3, 2007, the Company entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes (“Note” or “Notes”) due March 31, 2012, interest payable quarterly. $3.0 million of the Notes were sold to management. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.  Any time after the eighteen month anniversary of the issuance date, the Company has the right to require the holder of a Note to convert any remaining amount under a Note into common stock if: (i) (x) the closing sale price of the common stock exceeds 175% of the conversion price on the issuance date for each of any 20 consecutive trading days or (y) following the consummation of a bona fide firm commitment underwritten public offering of the common stock resulting in gross proceeds to the Registrant in excess of $30 million, the closing sale price of the common stock exceeds 150% of the conversion price on the issuance date for each of any 20 consecutive trading days and (ii) certain equity conditions have been met. In circumstances where Notes are being converted either in connection with a voluntary conversion or an exercise of the Company’s right to force conversion, the Company has the option to settle such conversion by a net share settlement, for some or all of the Notes. If it exercises such right, the Company is to pay the outstanding principal amount of a Note in cash and settle the amount of equity in such Investor’s conversion right by delivery of shares of common stock of equal value.  If the Notes are not converted before its maturity, the Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding, plus any accrued and unpaid interest. The offer and sale of the Notes were made in accordance with Rule 506 of Regulation D of the Securities Act of 1933.  The net proceeds from the sale of the Notes were $17,141,000 after $1,359,000 of debt issuance costs.  Debt issuance costs are being amortized over the term of the note.  Amortization of debt issuance costs totaling $204,000 is included in interest expense for the year ended December 31, 2007 on the accompanying statements of operations.    As of December 31, 2007, the convertible note payable balance includes unamortized debt issuance costs of $1,155,000 in the accompanying consolidated balance sheet.  The net proceeds of this offering were used to reduce the outstanding balance of Company’s line of credit.  On June 21, 2007, the Company filed an S-3 Registration Statement to register the 1,027,777 shares of common stock which are convertible under the agreement and it became effective in September 2007.  As of December 31, 2007, the Company’s stock price was $14.45, which was less than the conversion price of $18.00.  Accordingly, the Company anticipates the Notes will be settled in cash at maturity.

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  At December 31, 2007, $982,000 of the notes is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (7.75% at December 31, 2007).  At December 31, 2007, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $1,000,000 stand-by letter of credit as the second principal installment was paid in August 2007.  At December 31, 2007, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At December 31, 2007 and 2006, $51,000 and $60,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheets.  As of December 31, 2007 and 2006, the remaining notes had a balance of $4,000 and $52,000, respectively.

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

Management believes that available cash, the credit facilities in place at December 31, 2007, and cash generated from operations will be adequate to fund the Company’s working capital requirements for the foreseeable future.

COMMITMENTS AND OBLIGATIONS

As of December 31, 2007, we had the following obligations, which include both principal and interest payments:

	Amounts of Commitment Expiration per Period
	Total Amounts Committed	Less than 1 year	1 to 3 years		4 to 5 years		Over 5 years
Debt:
Revolving line of credit	$24,796,000	$24,796,000	$	---	$	---	$	---
Convertible debt	25,085,000	1,549,000		3,099,000		20,437,000		---
Notes payable, related party	2,071,000	1,070,000		1,001,000		---		---
Notes payable	2,981,000	1,814,000		1,167,000		---		---
Priority tax claims	59,000	55,000		4,000		---		---

Contractual Obligations:
Operating leases	288,718,000	37,728,000		64,234,000		51,441,000		135,315,000
Capital leases	2,902,000	841,000		1,831,000		230,000		---

Other Commercial Commitments:
Letters of credit	1,732,000	1,732,000		---		---		---

Total Commitments	$348,344,000	$69,585,000		$71,336,000		$72,108,000		$135,315,000

Revolving Lines of Credit – We have a revolving credit facility with Wells Fargo Retail Finance that we use to finance our operations.  Commitments related to interest on the credit facility are estimated based on the prior year’s average balance and the current weighted average interest rate (6.51% at December 31, 2007).  See “Part I. Item 7. – Liquidity and Capital Resources” for additional information regarding our credit facility.

Convertible Debt – On April 3, 2007, we issued and sold $18.5 million of 8.375% Convertible Notes due March 31, 2012, interest payable quarterly. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.  See “Part I. Item 7. – Liquidity and Capital Resources” for additional information regarding our convertible debt.

Notes Payable, Related Party - On May 9, 2007, we purchased from certain officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  See “Part I. Item 7. – Liquidity and Capital Resources” for additional information regarding our notes payable, related party.

Notes Payable – In conjunction with the acquisition of Footworks, we entered into two loans used to finance the purchase.  Commitments related to interest expense on these loans are estimated based on expected balance and the current interest rates (ranging from 5% to 7.75% at December 31, 2007).  See “Part I. Item 7. – Liquidity and Capital Resources” for additional information regarding our notes payable.

Priority Tax Claims – In conjunction with the acquisition of The Walking Company, we assumed priority tax claims.  Commitments related to interest expense on these claims are estimated based on the expected balance and the current interest rate of 6%.  See “Part I. Item 7. – Liquidity and Capital Resources” for additional information regarding our priority tax claim debt.

Operating Leases - We lease retail and office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Part I. Item 2. — Properties” for additional information regarding our leases.

Capital Leases – We lease certain warehouse equipment, computer and copier equipment under various capital leases.  Certain leases are cancelable with substantial penalties.

Letters of Credit - We open letters of credit to facilitate inventory purchases as required by certain vendors.  The letters of credit list certain documentation requirements that each vendor must present to our bank before payment is made.  We are obligated to make these payments upon presentation of these documents.

See additional discussion above under Liquidity and Capital Resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. We implemented FIN 48 effective January 1, 2007.  The implementation had no impact on the Company’s consolidated financial statements.

In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since the Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), the adoption of this Issue did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the effect SFAS No. 141(R) will have on its accounting for, and reporting of, business combinations consummated on or after January 1, 2009.

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

We evaluate the carrying value of long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened.  There were no impairment losses included in the consolidated results of operations for the years ended December 31, 2007, 2006 and 2005.

The Company is self insured for medical insurance coverage.  The self insurance liability is based on the historical claims rate and is anticipated to cover reported claims as well as incurred but not reported claims.  The Company also maintains stop loss insurance coverage which reimburses the Company for an individual claim in excess of $130,000 and for company-wide claims in excess of an aggregate amount. The annual aggregate amount is determined based on a per month, per participant amount which ranges from $283 to $749.

Inventories, consisting substantially of finished goods, are valued at the lower of cost (first-in, first-out and weighted average methods) or market. We continually evaluate our inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory, the impact of market trends, and an evaluation of economic conditions. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.  Inventory adjustments incurred during the years ended December 31, 2007 and 2006 were $0.6 and $0.2, respectively.  No adjustment was made in 2005.

We account for income taxes using an asset and liability approach for measuring deferred income taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date.  A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.   The Company considers a number of factors to determine if a valuation allowance is necessary, including historical earnings and past experience with similar timing differences.  For the three years ended December 31, 2007, the Company determined that a valuation allowance was not required.

Effective January 1, 2007 we began accounting for uncertain tax provisions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements.  Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment.  As a result of adoption, we did not record any initial amount for previously unrecognized tax liabilities, and as of December 31, 2007, we did not recognize any additional estimated liability.

RISK FACTORS

Investors in the Company should consider the following risk factors as well as the other information contained herein.

CONTROL BY MAJORITY SHAREHOLDER, SMALL PUBLIC FLOAT, AND LOW TRADING VOLUME OF SHARES. Our Chairman of the Board, Fred Kayne, owns approximately 56% of Big Dogs’ outstanding common stock.  In addition, approximately 66% of our shares are held by Mr. Kayne and other directors, officers or beneficial owners of more than 10%, none of whom have historically traded in the shares on any regular basis.  As a result, Mr. Kayne, acting either individually or with the Company’s current directors and executive officers, will be able to control the election of directors, and to determine the outcome of any other matter submitted to a vote of our stockholders, including a change in control.  While our shares are currently listed on the NASDAQ Global Market System, the average daily trading volume, particularly in recent years, has been very low.  Due to all the foregoing, and other factors, there has been and can expect to be significant illiquidity in our shares.

CONTINUED LOSSES AND STORE CLOSURES IN BIG DOGS OPERATIONS.  Big Dogs incurred net losses of over $1.2 million in 2006 and $2.6 million in 2007.  Such losses are largely attributable to declining traffic in its outlet-based retail stores.  In 2007, the Company closed 42 underperforming Big Dogs stores, and has closed another 15 Big Dogs store in 2008 to date.  Further store closures are expected as the Company seeks opportunities to shift the focus of Big Dogs business more toward means of generating income outside of its retail stores.  Store closures will reduce sales and result in the Company incurring additional costs related to the closure.  One result of such downsizing of Big Dogs is that the decrease in the volume of product ordered from vendors has reduced certain economies of scale that previously existed, which can be expected to increase costs.

CHANGES IN CONSUMER PREFERENCES. The consumer products industry in general and the apparel industry in particular, are subject to changing consumer demands and preferences. Although we believe our Big Dogs and TWC products historically have not been significantly affected by fashion trends, its products are subject to changing consumer preferences. Big Dogs’ results will depend significantly on our ability to produce popular graphics and products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences.  We also continue to evaluate our introduction of more risqué graphics in the Big Dogs line in recent years, and balance their sales against the risk of offending some customers.  In addition, over the years general consumer preferences rise and decline in regard to the type of graphic and logo-oriented merchandise provided by Big Dogs, which can have an effect on our business.

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

DEPENDENCE ON KEY PERSONNEL. Our success is significantly dependent on the performance of our key management, particularly Chief Executive Officer, Andrew Feshbach, Executive Vice President—Merchandising, Doug Nilsen, Executive Vice President - Business Affairs, General Counsel, Anthony Wall, Chief Financial Officer, Roberta Morris, Senior Vice President – Retail Operations, Lee Cox and Senior Vice President – Merchandising, Michael Grenley.  We cannot assure you that we will be able to attract and retain key personnel.  The loss of our key personnel could have an adverse effect on the Company’s results of operations and financial position. We do, however, maintain key-person life insurance policies on all of our senior executive officers.

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

DEPENDENCE ON TRADEMARKS.  We use a number of trademarks, the primary ones of which are registered with the United States Patent and Trademark Office and in a number of foreign countries. While we believe our trademark rights are strong, in our pursuit and defense of particular infringement claims it cannot be assured that we will always prevail.  See “Business – Trademarks.”

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

Our consolidated financial position and consolidated results of operations are subject to market risk associated with interest rate movements on borrowings.  Currently, our credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and index based on Prime or LIBOR.  Additionally, we have a term loan with an interest charge index based on Prime or LIBOR.  We had $23,203,000 outstanding borrowings under these arrangements as of December 31, 2007.  Based on these outstanding borrowings at December 31, 2007 and the current market condition, a one percent increase in the applicable interest rates would decrease our annual cash flow and pretax earnings by approximately $232,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $232,000.  Our market risk on interest rate movements will increase based on higher borrowing levels.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” at Item 15(a) for a listing of the consolidated financial statements filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded accurately, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c) Attestation Report of Registered Public Accounting Firm. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other information with respect to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles and present and recent past positions of persons serving as our executive officers as of March 1, 2008:

NAME	AGE	POSITION
Andrew D. Feshbach	47	President, Chief Executive Officer and Director

Douglas N. Nilsen	59	Executive Vice President - Merchandising (Big Dog USA)

Anthony J. Wall	52	Executive Vice President - Business Affairs, General Counsel and Secretary

Roberta J. Morris	48	Chief Financial Officer, Treasurer and Assistant Secretary

Lee M. Cox	39	Senior Vice President – Retail Operations

Michael Grenley	50	Senior Vice President–Merchandising (TWC)

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

ANTHONY J. WALL has served as Executive Vice President, General Counsel and Secretary of the Company for more than five years. Mr. Wall also provides occasional legal services to Fortune Fashions Industries LLC, a custom manufacturer of embellished apparel, Paige Premium Denim, a designer and manufacturer of denim jeans and casuals apparel, Fortune Swimwear, a manufacturer of swimwear for the mass market, and Terravant Wine Company, a custom-crush wine facility, all of which are controlled by Fred Kayne.

ROBERTA J. MORRIS has served as Chief Financial Officer since March 1998, having previously served as Senior Vice President—Finance since January 1995. Prior to joining the Company in 1993, Ms. Morris was employed as a Senior Audit Manager with Deloitte & Touche LLP.  Ms. Morris is a certified public accountant.

LEE M. COX joined the Company in September 2000 and has served as Senior Vice President – Retail since February 2001.  From 1994 until September 2000, Mr. Cox was employed by Adidas Retail, Inc. in various capacities, most recently as Director of Retail Stores.

MICHAEL GRENLEY joined the Company in March 2004 and serves as Senior Vice President – Merchandising for TWC.  From 1994 until the Company’s acquisition of The Walking Company, Mr. Grenley served as Executive Vice President - Merchandise and Chief Operations Officer for the previous The Walking Company.  Prior to The Walking Company, Mr. Grenley was a Vice President of Merchandise at Macy's California.

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

The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of Big Dog Holdings, Inc., relating to the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal 2007 year end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

2.	Schedule II – Valuation and Qualifying Accounts

Schedules other than that referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits included or incorporated herein:
See “Index to Exhibits.”

(b)	Reports on Form 8-K.
On November 9, 2007 the Company filed a Form 8-K to disclose third quarter financial results.
On December 6, 2007 the Company filed a Form 8-K to report that the holiday sales for The Walking Company were successfully launched with strong results over the Thanksgiving weekend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 28, 2008 on its behalf by the undersigned, thereunto duly authorized.

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

SIGNATURE	TITLE	DATE

/s/ANDREW D. FESHBACH	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2008
Andrew D. Feshbach

/s/ROBERTA J. MORRIS	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 28, 2008
Roberta J. Morris

/s/FRED KAYNE	Chairman of the Board	March 28, 2008
Fred Kayne

/s/SKIP R. COOMBER, III	Director	March 28, 2008
Skip R. Coomber, III

/s/STEVEN C. GOOD	Director	March 28, 2008
Steven C. Good

/s/DAVID J. WALSH	Director	March 28, 2008
David J. Walsh

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Dog Holdings, Inc. and subsidiaries
Santa Barbara, California

We have audited the consolidated balance sheets of Big Dog Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on January 1, 2007.

We were not engaged to examine management's assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 28, 2008

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007		2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$2,529,000		$3,587,000
Receivables, net		3,756,000		2,511,000
Income taxes receivable		5,049,000		---
Inventories, net		63,927,000		58,608,000
Prepaid expenses and other current assets		1,796,000		1,170,000
Deferred income taxes (Note 7)		1,805,000		2,741,000
Total current assets		78,862,000		68,617,000
PROPERTY AND EQUIPMENT, net (Note 2)		35,642,000		24,174,000
INTANGIBLE ASSETS, net (Notes 1 and 4)		3,689,000		4,125,000
GOODWILL (Note 4)		3,131,000		3,131,000
DEFERRED INCOME TAXES (Note 7)		1,863,000		2,221,000
OTHER ASSETS		435,000		393,000
TOTAL		$123,622,000		$102,661,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings (Note 5)		$23,203,000		$25,722,000
Current portion of long-term debt (Note 6)		1,718,000		1,726,000
Current portion of long-term debt, related party (Note 6)		982,000		---
Current portion of capital lease obligation (Note 8)		683,000		43,000
Accounts payable		12,974,000		8,690,000
Income taxes payable (Note 7)		---		1,511,000
Accrued expenses and other current liabilities (Note 3)		8,693,000		8,335,000
Total current liabilities		48,253,000		46,027,000
LONG TERM CONVERTIBLE DEBT, NET ($3,000,000 held by related parties) (Note 6)		17,345,000		---
NOTE PAYABLE, RELATED PARTY (Note 6)		983,000		---
NOTE PAYABLE (Note 6)		1,115,000		2,829,000
CAPITAL LEASE OBLIGATIONS (Note 8)		1,761,000		26,000
DEFERRED RENT AND LEASE INCENTIVES (Note 8)		7,795,000		4,508,000
DEFERRED GAIN ON SALE-LEASEBACK (Note 2)		90,000		143,000
Total liabilities		77,342,000		53,533,000
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY (Note 9):
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding	$	---	$	---
Common stock $.01 par value, 30,000,000 shares authorized, 11,187,608 and 10,973,264 shares issued at December 31, 2007 and 2006, respectively		111,000		109,000
Additional paid-in capital		28,228,000		27,622,000
Retained earnings		27,387,000		30,843,000
Treasury stock, 1,710,598 shares at December 31, 2007 and 2006		(9,446,000)		(9,446,000)
Total stockholders' equity		46,280,000		49,128,000
TOTAL		$123,622,000		$102,661,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,

	2007	2006	2005

NET SALES	$233,268,000	$218,604,000	$179,115,000
COST OF GOODS SOLD	110,820,000	101,723,000	80,311,000
GROSS PROFIT	122,448,000	116,881,000	98,804,000

OPERATING EXPENSES:
Selling, marketing and distribution	113,024,000	103,428,000	80,624,000
General and administrative	10,799,000	9,823,000	9,631,000
Total operating expenses	123,823,000	113,251,000	90,255,000

(LOSS) INCOME FROM OPERATIONS	(1,375,000)	3,630,000	8,549,000

INTEREST INCOME	(10,000)	(8,000)	(44,000)

INTEREST EXPENSE (Note 5 and 6)	4,255,000	2,084,000	976,000

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(5,620,000)	1,554,000	7,617,000

(BENEFIT FROM) PROVISION FOR INCOME TAXES (Note 7)	(2,164,000)	583,000	2,894,000

NET (LOSS) INCOME	$(3,456,000)	$971,000	$4,723,000

NET (LOSS) INCOME PER SHARE
BASIC	$(0.37)	$0.11	$0.52
DILUTED	$(0.37)	$0.10	$0.49

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
BALANCE,
JANUARY 1, 2005	10,709,030	$107,000	$25,513,000	$25,149,000	1,529,998	$(8,228,000)	$42,541,000

Repurchased common stock (Note 9)	---	---	---	---	180,600	(1,218,000)	(1,218,000)
Options exercised	75,250	1,000	322,000	---	---	---	323,000
Tax benefits related to exercise of stock options (Notes 7 and 9)	---	---	79,000	---	---	---	79,000
Net income	---	---	---	4,723,000	---	---	4,723,000

BALANCE,
DECEMBER 31, 2005	10,784,280	108,000	25,914,000	29,872,000	1,710,598	(9,446,000)	46,448,000

Options exercised	188,984	1,000	957,000	---	---	---	958,000
Tax benefits related to exercise of stock options (Notes 7 and 9)	---	---	540,000	---	---	---	540,000
Non-cash compensation recognized on share based payments (Note 9)	---	---	211,000	---	---	---	211,000
Net income	---	---	---	971,000	---	---	971,000

BALANCE,
DECEMBER 31, 2006	10,973,264	109,000	27,622,000	30,843,000	1,710,598	(9,446,000)	49,128,000

Options exercised	214,344	2,000	1,184,000	---	---	---	1,186,000
Tax benefits related to exercise of stock options (Notes 7 and 9)	---	---	1,220,000	---	---	---	1,220,000
Non-cash compensation recognized on share based payments (Note 9)	---	---	167,000	---	---	---	167,000
Repurchased stock options (Notes 6 and 9)	---	---	(1,965,000)	---	---	---	(1,965,000)
Net loss	---	---	---	(3,456,000)	---	---	(3,456,000)

BALANCE,
DECEMBER 31, 2007	11,187,608	$111,000	$28,228,000	$27,387,000	1,710,598	$(9,446,000)	$46,280,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,456,000)	$971,000	$4,723,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,614,000	6,524,000	4,173,000
Stock-based compensation expense	167,000	211,000	---
Excess tax benefits from share-based payment arrangements	(1,220,000)	(540,000)	(79,000)
Amortization of deferred financing fees	9,000	16,000	168,000
Amortization of debt issuance costs	204,000	---	---
Provision for losses on receivables	2,000	2,000	2,000
Loss on disposition of property and equipment	364,000	14,000	39,000
Deferred income taxes	2,514,000	(1,554,000)	(56,000)
Changes in operating assets and liabilities:
Receivables	(1,248,000)	(1,619,000)	(485,000)
Inventories	(5,318,000)	(11,422,000)	(2,843,000)
Prepaid expenses and other current assets	(658,000)	(111,000)	(176,000)
Accounts payable	5,194,000	1,212,000	2,301,000
Income taxes receivable	(5,049,000)	---	---
Income taxes payable	(1,511,000)	144,000	(1,275,000)
Accrued expenses and other current liabilities	358,000	1,588,000	284,000
Deferred rent and lease incentives	3,288,000	2,559,000	526,000
Deferred gain on sale-leaseback	(53,000)	(53,000)	(53,000)
Net cash provided by (used in) operating activities	1,201,000	(2,058,000)	7,249,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,223,000)	(15,870,000)	(5,446,000)
Acquisitions, net of cash acquired	---	(4,587,000)	(4,122,000)
Proceeds from sale of property and equipment	254,000	3,000	1,000
Other	(1,000)	(60,000)	(26,000)
Net cash used in investing activities	(18,970,000)	(20,514,000)	(9,593,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	(2,520,000)	22,926,000	2,491,000
Proceeds from issuance of convertible debt, net of debt issuance costs of $1,359,000	17,141,000	---	---
Net funds received from sale/leaseback transaction	2,062,000	---	---
Repurchase of common stock	---	---	(1,218,000)
Payment of deferred financing fees	---	---	(70,000)
Exercise of stock options	1,186,000	959,000	322,000
Excess tax benefits from share-based payment arrangements	1,220,000	540,000	79,000
Repayment of capital lease obligations	(656,000)	(171,000)	(220,000)
Repayment of notes payable	(1,722,000)	(1,625,000)	(180,000)
Net cash provided by financing activities	16,711,000	22,629,000	1,204,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,058,000)	57,000	(1,140,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,587,000	3,530,000	4,670,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,529,000	$3,587,000	$3,530,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,008,000	$2,069,000	$841,000
Income taxes	$3,103,000	$2,532,000	$4,305,000

See notes to consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
	2007		2006	2005

ACQUISITIONS:
Inventories	$	---	$2,669,000	$1,951,000
Properties		---	2,052,000	508,000
Other current assets		---	---	---
Intangibles		---	---	4,532,000
Goodwill		---	---	3,131,000
Accrued expenses and other liabilities		---	(134,000)	---
Redeemable convertible notes and rights assumed		---	---	---
Notes payable		---	---	(6,000,000)
Net cash effect due to acquisitions	$	---	$4,587,000	$4,122,000

OTHER:
Purchase of stock options with note payable		$1,965,000	$	---	$	---
Acquisition of equipment through capital lease		$969,000		$33,000	$	---
Tenant improvements paid by landlord	$	---		$480,000	$	---

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

INVENTORIES

Inventories, consisting substantially of finished goods, are valued at the lower of cost (first-in, first-out and weighted average methods) or market. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory, the impact of market trends, and an evaluation of economic conditions. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.  Inventory adjustments incurred during the years ended December 31, 2007 and 2006 were $559,000 and $213,000, respectively.  No adjustment was made in 2005.

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  This evaluation is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the related asset.  If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened.  The Company’s evaluation for the years ended 2007, 2006 and 2005, which included all retail locations, indicated that no asset impairment existed and therefore no write-down of assets was recorded.

GOODWILL AND OTHER INTANGIBLE ASSETS

Indefinite Lived Intangibles

The Company accounts for indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  The Company tests trademarks for impairment in the fourth quarter of each year and more often as circumstances require.  As of December 31, 2007 and 2006, net trademarks totaled $300,000 and $299,000, respectively.  Based on its most recent analysis, management does not believe any impairment of its trademark related intangible assets existed at December 31, 2007 and 2006, respectively.

Leasehold Intangible Assets

In conjunction with the Footworks acquisition in 2005 (see Note 4), the Company acquired lease related intangible assets valued at $4,408,000, which are being amortized over the life of the related leases.  Accumulated amortization was $1,020,000 and $583,000 at December 31, 2007 and 2006, respectively.

The estimate of aggregate amortization expense for the subsequent years is as follows:

FOR THE YEARS ENDED DECEMBER 31,
2008	$437,000
2009	439,000
2010	435,000
2011	353,000
2012	359,000
Thereafter	1,365,000
$3,388,000

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  In 2005, the Company recorded $3,131,000 of goodwill in conjunction with the Footworks acquisition (see Note 4). All of the Company’s goodwill is allocated to the TWC segment.  The Company tests goodwill for impairment in the fourth quarter of each year and more often as circumstances require.  Based on its most recent analysis, management does not believe any impairment of its goodwill existed at December 31, 2007 and 2006, respectively.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

Substantially all of the Company's revenues are generated by its retail operations, which are recognized at the time of sale.  The Company also generates revenues through its corporate sales, Internet and mail order catalog operations, which are recognized at the time of shipment.  Outbound shipping charges billed to customers are included in net sales when the products are shipped for corporate sales, Internet and mail order catalog sales.  Sales tax charged, when applicable, is not included in net sales.  The Company records an allowance for estimated returns in the period of sale based on prior experience.  Gift certificates and gift card sales are recorded as a liability, until the certificate or card is redeemed.  As the gift certificates and gift cards do not expire, the Company does not record income for unused gift certificates or gift cards.  The Company accrues for estimated sales returns by customers based on historical sales return results.

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

Selling, marketing and distribution expenses consist of expenses associated with creating, distributing, and selling products through all channels of distribution, including occupancy, payroll and catalog costs.  The distribution costs included in selling, marketing and distribution expense were $5,612,000, $5,329,000 and $3,314,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

STORE PREOPENING EXPENSES

The Company expenses store pre-opening costs as incurred, which totaled $834,000, $311,000 and $236,000 in 2007, 2006 and 2005, respectively.

ADVERTISING COSTS

Costs associated with the production of our mail order catalogs are capitalized and expensed over the expected revenue stream following the mailing of the respective catalog, generally three months.  All other advertising costs are expensed as incurred.  Advertising expense charged to operations for the years ended December 31, 2007, 2006 and 2005 was $3,858,000, $3,211,000 and $1,389,000, respectively.  Capitalized advertising costs related to our mail order catalogs were $278,000 and $295,000 as of December 31, 2007 and 2006, respectively, and are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

MEDICAL SELF-INSURANCE RESERVE

The Company is self-insured for medical insurance coverage.  The self-insurance liability is based on the historical claims rate and is anticipated to cover reported claims as well as incurred but not reported claims.  The Company also maintains stop loss insurance coverage which reimburses the Company for an individual claim in excess of $130,000 and for company-wide claims in excess of an aggregate amount. The annual aggregate amount is determined based on a per month, per participant amount which ranges from $283 to $749.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach for measuring deferred income taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date.  A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  The Company considers a number of factors to determine if a valuation allowance is necessary, including historical earnings and past experience with similar timing differences.  For the three years ended December 31, 2007, the Company determined that a valuation allowance was not required.

Effective January 1, 2007 the Company began accounting for uncertain tax provisions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements.  Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment.  As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities, and as of December 31, 2007, the Company did not recognize any additional estimated liability. (See Note 7).

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following reconciles the numerator and denominator of the basic and diluted per-share computations for net (loss) income:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Net (loss) income	$(3,456,000)	$971,000	$4,723,000
Basic Weighted Average Shares:
Weighted average number of shares outstanding	9,421,000	9,180,000	9,145,000
Effect of Dilutive Securities:
Options and warrants	--	351,000	581,000
Diluted Weighted Average Shares:
Weighted average number of shares outstanding and Common share equivalents	9,421,000	9,531,000	9,726,000

Antidilutive options and warrants	1,425,000	--	273,000

Antidilutive convertible debt	1,028,000	--	--

Basic (loss) income earnings per share is computed by dividing net (loss) income earnings by the weighted average number of common shares outstanding for the period. Diluted (loss) income earnings per share reflects the potential dilution that could occur if options were exercised or converted into common stock.  Shares attributable to the exercise of outstanding options or conversion of convertible notes that are antidilutive are excluded from the calculation of diluted loss per share. Antidilutive options, warrants and convertible debt consist of stock options, warrants and convertible debt for the respective years that had an exercise price greater than the average market price during the year.

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $1,220,000 and $540,000 tax benefit for the years ended December 31, 2007 and 2006, respectively, related to the exercise of stock options for which no compensation expense was recorded.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation for the year ended December 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been recognized under SFAS 123R:

YEAR ENDED DECEMBER 31, 2005

Net income:
As reported	$4,723,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	---
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(454,000)
Pro forma	$4,269,000
Net income per share:
As reported:
Basic	$0.52
Diluted	$0.49
Pro forma:
Basic	$0.47
Diluted	$0.44

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

CONCENTRATION OF CREDIT RISK

The Company had $199,000, $135,000 and $845,000 of cash on deposit with a high credit quality financial institution in excess of the Federal Deposit Insurance Corporation limits as of December 31, 2007, 2006 and 2005, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of receivables, accounts payable and short-term borrowings approximate their carrying values because of the short-term maturity of these instruments.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2007 and 2006, the carrying value of all financial instruments was not materially different from fair value, as both the fixed and variable rate debt approximated rates currently available to the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. The Company implemented FIN 48 effective January 1, 2007.  The implementation had no impact on the Company’s consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since the Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), the adoption of this Issue did not have a material impact on the Company’s consolidated financial statements.

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

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the effect SFAS No. 141(R) will have on its accounting for, and reporting of, business combinations consummated on or after January 1, 2009.

RECLASSIFICATIONS

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	DECEMBER 31,
	2007	2006
Leasehold improvements	$33,435,000	$22,411,000
Store fixtures	19,660,000	19,585,000
Machinery and equipment	5,436,000	7,181,000
Computer equipment and software	9,802,000	9,006,000
Land	63,000	63,000

	68,396,000	58,246,000
Less accumulated depreciation and amortization	32,754,000	34,072,000
Property and equipment, net	$35,642,000	$24,174,000

Depreciation and amortization expense of property and equipment totaled $7,177,000, $6,174,000 and $3,940,000 in 2007, 2006 and 2005, respectively.

In May 1999, the Company purchased the building which houses its downtown Santa Barbara retail store for $1,600,000. In August 1999, the Company sold this building for $2,119,000 and simultaneously entered into a 10-year lease. The $527,000 gain related to the sale of this building is being deferred over the life of the lease.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
	2007	2006
Accrued compensation and benefits	$4,260,000	$4,092,000
Sales tax payable	1,609,000	1,880,000
Store credits	618,000	576,000
Sales return reserve	619,000	499,000
Gift certificates	730,000	514,000
Other current liabilities	857,000	774,000
Total accrued expenses and other current liabilities	$8,693,000	$8,335,000

4. ACQUISITIONS

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

5. SHORT-TERM BORROWINGS

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance (“WFRF”), which was most recently amended in March, 2008 (the “Amended Credit Agreement”) and previously amended in November, 2006.  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, most recently amended in March 2008, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  At December 31, 2007, the Company was not in compliance with one of its covenants and subsequently obtained a waiver from the WFRF.  For all other periods presented, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (7.25% as of December 31, 2007) or a LIBOR loan rate plus a margin ranging up to 1.75% (6.43% as of December 31, 2007).  The Company had $2,203,000 in borrowings based on the bank’s base rate and $21,000,000 in LIBOR loans outstanding at December 31, 2007.  The Amended Credit Agreement expires in October 2011.  At December 31, 2007, the Company had approximately $1,733,000 of outstanding letters of credit expiring through October 2008, which includes a $1,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks in 2005.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. DEBT

Debt consists of the following as of December 31, 2007 and 2006:

	DECEMBER 31,
	2007	2006
Convertible debt, net of debt issuance costs of $1,155,000	$17,345,000	---
Note payable, related party	1,965,000	---
Wells Fargo Retail Finance 4-year term facility	1,778,000	2,444,000
Bianca of Nevada, Inc. 3-year promissory note	1,000,000	2,000,000
Priority tax claim notes	55,000	112,000
	22,143,000	4,556,000
Less current installments	(2,700,000)	(1,727,000)
Notes payable, excluding current installments	$19,443,000	$2,829,000

The aggregate annual principal repayments required in respect of debt as of December 31, 2007 are as follows:

Years Ending December 31,
2008	$2,700,000
2009	2,098,000
2010	---
2011	---
2012	18,500,000
$23,298,000

CONVERTIBLE DEBT

On April 3, 2007, the Company entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes (“Note” or “Notes”) due March 31, 2012, interest payable quarterly. $3.0 million of the Notes were sold to management. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.  Any time after the eighteen month anniversary of the issuance date, the Company has the right to require the holder of a Note to convert any remaining amount under a Note into common stock if: (i) (x) the closing sale price of the common stock exceeds 175% of the conversion price on the issuance date for each of any 20 consecutive trading days or (y) following the consummation of a bona fide firm commitment underwritten public offering of the common stock resulting in gross proceeds to the Registrant in excess of $30 million, the closing sale price of the common stock exceeds 150% of the conversion price on the issuance date for each of any 20 consecutive trading days and (ii) certain equity conditions have been met. In circumstances where Notes are being converted either in connection with a voluntary conversion or an exercise of the Company’s right to force conversion, the Company has the option to settle such conversion by a net share settlement, for some or all of the Notes. If it exercises such right, the Company is to pay the outstanding principal amount of a Note in cash and settle the amount of equity in such Investor’s conversion right by delivery of shares of common stock of equal value.  If the Notes are not converted before its maturity, the Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding, plus any accrued and unpaid interest. The offer and sale of the Notes were made in accordance with Rule 506 of Regulation D of the Securities Act of 1933.  The net proceeds from the sale of the Notes were $17,141,000 after $1,359,000 of debt issuance costs.  Debt issuance costs are being amortized over the term of the note.  Amortization of debt issuance costs totaling $204,000 is included in interest expense for the year ended December 31, 2007 on the accompanying statements of operations.  As of December 31, 2007, the convertible note payable balance includes unamortized debt issuance costs of $1,155,000 in the accompanying consolidated balance sheet.  The net proceeds of this offering were used to reduce the outstanding balance of Company’s line of credit.  On June 21, 2007, the Company filed an S-3 Registration Statement to register the 1,027,777 shares of common stock which are convertible under the agreement and it became effective in September 2007.  As of December 31, 2007, the Company’s stock price was $14.45, which was less than the conversion price of $18.00.  Accordingly, the Company anticipates the Notes will be settled in cash at maturity.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. DEBT (continued)

NOTES PAYABLE, RELATED PARTY

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  At December 31, 2007, $982,000 of the notes is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

NOTES PAYABLE

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (7.25% at December 31, 2007).  At December 31, 2007, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company also entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $1,000,000 stand-by letter of credit as the second principal installment was paid in August 2007.  At December 31, 2007, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At December 31, 2007 and 2006, $51,000 and $60,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of December 31, 2007 and 2006, the remaining notes had a long-term balance of $4,000 and $52,000, respectively.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Current:
Federal	$(2,919,000)	$2,271,000	$2,520,000
State	(539,000)	406,000	509,000
Total	(3,458,000)	2,677,000	3,029,000
Deferred:
Federal	1,241,000	(1,806,000)	(114,000)
State	53,000	(288,000)	(21,000)
Total	1,294,000	(2,094,000)	(135 ,000)

Total (benefit from) provision for income tax	$(2,164,000)	$583,000	$2,894,000

The Company's effective income tax rate differs from the federal statutory rate due to the following:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.3	3.6	3.9
Other, net	0.2	(0.1)	0.1
Total	38.5%	37.5%	38.0%

Significant components of the Company's net deferred income tax assets are as follows:

	DECEMBER 31,
Deferred income tax assets:
Allowance for doubtful receivables and sales returns	$252,000	$199,000
Accrued vacation	206,000	171,000
Inventory uniform capitalization	864,000	1,760,000
Inventory reserve	442,000	346,000
Depreciation	---	455,000
Deferred rent	3,157,000	1,781,000
Deferred gain on sale of building	36,000	56,000
Stock-based compensation	123,000	69,000
Charitable contribution carryover	662,000	374,000
Reserve liabilities	93,000	81,000
Total deferred income tax assets	5,835,000	5,292,000

Deferred income tax liabilities:
Depreciation	(1,142,000)	---
Intangible assets	(188,000)	(71,000)
State income taxes	(424,000)	(134,000)
Prepaid expenses	(413,000)	(125,000)
Total deferred income tax liabilities	(2,167,000)	(330,000)

Deferred income tax asset, net	$3,668,000	$4,962,000

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. INCOME TAXES (continued)

Implementation of FIN 48

On January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 1). As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities. The Company does not expect the amounts of unrecognized benefits to change significantly in the next 12 months.

As of December 31, 2007, the Company did not recognize any additional estimated liability.

Although no adjustments were recorded as of December 31, 2007, effective with the adoption of FIN 48, the Company will record any future accrued interest resulting from unrecognized tax benefits as a component of interest expense and accrued penalties resulting from unrecognized tax benefits as a component of income tax expense.

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

8. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases retail stores, office buildings and warehouse space under lease agreements that expire through 2019.  Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Operating	Capital
YEARS ENDING DECEMBER 31,	Leases	Leases

2008	$37,728,000	$841,000
2009	34,411,000	916,000
2010	29,823,000	915,000
2011	26,609,000	230,000
2012	24,832,000	---
Thereafter	135,315,000	---

Total minimum obligations	$288,718,000	2,902,000
Less amount representing interest		458,000
Present value of minimum lease payments		2,444,000
Less current portion		683,000
Long-term portion		$1,761,000

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

Rent expense for 2007, 2006 and 2005, totaled $37,702,000, $33,659,000 and $26,478,000, respectively, and includes a lease termination fee of $491,000 recorded in 2007 related to the relocation of the Company’s distribution center (described below) and contingent rentals of $787,000, $681,000 and $586,000 for 2007, 2006, and 2005, respectively, which are included in operating expenses in the consolidated statements of income.  The cost of equipment under capital leases at December 31, 2007 and 2006 was $3,044,000 and $432,000, respectively, and accumulated depreciation for such equipment at December 31, 2007 and 2006 was $363,000 and $210,000, respectively.

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

LITIGATION

In Marlene Korman v. The Walking Company,  TWC was sued in the Eastern District of Pennsylvania in a purported class action lawsuit under the Fair and Accurate Credit Transactions Act (“FACTA”) because the plaintiff received a receipt with the expiration date from her debit credit card on it. The plaintif alleges that that was a “willful” violation of FACTA, entitling her and the other members of the class to statutory damages of $100 to $1,000 per person.  The Company has denied the complaint and is defending the action.  The Company cannot predict the likelihood of a favorable or unfavorable outcome in this matter, but at this time does not believe that the outcome of such litigation will have a material adverse impact on our operations or financial condition.

From time to time the Company is involved in other pending or threatened litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse impact on its consolidated operations or financial condition.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 30,000,000 shares of common stock.  As of December 31, 2007 and 2006, the Company had 11,187,608 and 10,973,264 of common stock issued, respectively.

In March 1998, the Board of Directors authorized the repurchase of up to $10,000,000 of its common stock. The Company has repurchased 1,710,598 shares totaling $9,446,000 as of December 31, 2007 and 2006.

On April 3, 2007, the Company entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes due March 31, 2012, interest payable quarterly. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.   On June 21, 2007, the Company filed an S-3 Registration Statement to register the 1,027,777 shares of common stock which are convertible under the agreement and it became effective in September 2007.  As of December 31, 2007, the Company’s stock price was $14.45, which was less than the conversion price of $18.00.  Accordingly, the Company anticipates the Notes will be settled in cash at maturity.  See Note 6. Debt.

The Company’s credit agreement prohibits the payment of dividends. The Company did not pay a dividend in 2007 and 2006, and does not expect to pay dividends in the future.

PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of preferred stock.  As of December 31, 2007 and 2006, the Company did not have any preferred stock issued or outstanding.  Under the Company’s Certificate of Incorporation, the Board of Directors is authorized to fix the terms of the preferred stock provided for in such Certificate.

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

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $167,000 and $211,000 for years ended December 31, 2007 and 2006, respectively, and is included in operating expenses in the accompanying consolidated statements of income. The Company also recorded a related tax benefit of $64,000 and $79,000 in 2007 and 2006, respectively, and a deferred tax asset of $123,000 and $69,000 is recorded for years ended December 31, 2007 and 2006, respectively.  In addition, the Company recorded a tax benefit of $1,220,000 and $540,000 related to options for which no compensation expense was recorded.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS’ EQUITY (continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The Company used the following assumptions for options granted in the years ended December 31, 2005. There were no options granted in the years ended December 31, 2006 and 2007.

Expected volatility	35%
Expected lives	7 yrs.
Risk-free interest rate – high	4.28%
Risk-free interest rate – low	3.95%
Expected dividend yield	none

Expected volatilities are based on the historical volatility of the Company’s common stock.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends.  Expected term is derived from the historical option exercise behavior.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock option activity during the years ended December 31, 2005, 2006 and 2007:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2005	2,081,650	4.98
Granted	112,250	6.93
Exercised	(75,250)	4.30
Forfeited	(33,150)	5.35

Outstanding at December 31, 2005	2,085,500	$5.10
Granted	-	-
Exercised	(188,984)	5.07
Forfeited	(4,650)	4.48

Outstanding at December 31, 2006	1,891,866	$5.39
Granted	-	-
Exercised	(214,344)	5.53
Forfeited	(252,666)	7.90

Outstanding at December 31, 2007	1,424,856	$4.55	4.33	$14,111,000

Vested and expected to vest at December 31, 2007	1,408,336	$4.55	4.30	$13,946,000

Exercisable at December 31, 2007	1,259,656	$4.56	4.06	$12,459,000

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. STOCKHOLDERS’ EQUITY (continued)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2005 was $2.73.  No options were granted in the years ended December 31, 2006 and 2007.  The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 was $2,296,000, $1,487,000, $200,000, respectively, determined as of the date of each option exercised. The intrinsic value is the amount by which the current market value exceeds the exercise price of the stock option.

As of December 31, 2007, there was $199,000 of total unrecognized compensation cost, net of a 10% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1 year. The total grant date fair value of shares vested during the year ended December 31, 2007 was $196,000.

Cash received from option exercise under share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $1,186,000, $959,000 and $322,000, respectively.

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  See Note 6. Debt.

The following table summarizes information about stock options outstanding at December 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	OPTIONS OUTSTANDING	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED-AVERAGE EXERCISE PRICE	OPTIONS EXERCISABLE	WEIGHTED-AVERAGE EXERCISE PRICE
$2.90 - 3.60	450,524	4.6 years	$3.47	363,924	$3.46
4.00 - 4.85	607,682	3.5 years	4.28	600,482	4.28
5.00 - 6.50	341,650	5.9 years	6.12	270,250	6.26
8.00	12,500	3.1 years	8.00	12,500	8.00
10.00	12,500	3.1 years	10.00	12,500	10.00
2.90 - 10.00	1,424,856	4.3 years	4.55	1,259,656	4.56

10. SEGMENT INFORMATION

For the years ended December 31, 2007, 2006 and 2005, the Company operated its business under two reportable segments: (i) Big Dog Sportswear business, and (ii) TWC business. The Big Dog Sportswear business includes the Company’s 115 Big Dog retail stores (primarily located in outlet malls), corporate sales, and its catalog and internet business selling quality sportswear. The TWC business includes the Company’s 186 The Walking Company stores located primarily in leading retail malls selling comfort footwear.  These two retail chains are managed separately.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. SEGMENT INFORMATION (continued)

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company.  The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs.  Below are the results of operations on a segment basis for the years ended December 31, 2007, 2006 and 2005:

	Big Dog Sportswear	The Walking Company	Total
Year Ended December 31, 2007 Statements of Operations:
Sales	$71,133,000	$162,135,000	$233,268,000
Gross margin	39,266,000	83,182,000	122,448,000
Depreciation and amortization	1,609,000	6,005,000	7,614,000
Interest income	(6,000)	(4,000)	(10,000)
Interest expense	1,402,000	2,853,000	4,255,000
Benefit from provision for income taxes	(1,669,000)	(495,000)	(2,164,000)
Net loss	(2,665,000)	(791,000)	(3,456,000)

Balance Sheet:
Total assets	$34,611,000	$89,011,000	$123,622,000
(Decreases) increases in long-term assets	(1,459,000)	12,174,000	10,715,000

Year Ended December 31, 2006 Statements of Income:
Sales	$82,923,000	$135,681,000	$218,604,000
Gross margin	46,696,000	70,185,000	116,881,000
Depreciation and amortization	1,518,000	5,006,000	6,524,000
Interest income	(3,000)	(5,000)	(8,000)
Interest expense	765,000	1,319,000	2,084,000
(Benefit from) provision for income taxes	(770,000)	1,353,000	583,000
Net (loss) income	(1,284,000)	2,255,000	971,000

Balance Sheet:
Total assets	$35,336,000	$67,325,000	$102,661,000
Increases in long-term assets	3,770,000	9,190,000	12,960,000

Year Ended December 31, 2005 Statements of Income:
Sales	$92,104,000	$87,011,000	$179,115,000
Gross margin	53,755,000	45,049,000	98,804,000
Depreciation and amortization	1,363,000	2,810,000	4,173,000
Interest income	(40,000)	(4,000)	(44,000)
Interest expense	463,000	513,000	976,000
Provision for income taxes	1,225,000	1,669,000	2,894,000
Net income	2,000,000	2,723,000	4,723,000

Balance Sheet:
Total assets	$31,692,000	$41,061,000	$72,753,000
(Decreases) increases in long-term assets	(714,000)	10,248,000	9,534,000

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EMPLOYEE BENEFIT PLAN

The Company has a Retirement Savings Plan (the “Plan”), a defined contribution plan adopted pursuant to Section 401(k) of the Internal Revenue Code.  The Plan is available to substantially all of the Company’s employees. The Company amended the Plan in November 2000 to match each dollar deferred up to 3% of compensation, which is limited to $1,000 annually, per participant.  Participants vest in the Company’s contribution at varying rates of 0% to 20% per year over six years.  The Company contributed approximately $278,000, $188,000 and $187,000 in 2007, 2006 and 2005, respectively.

12. RELATED PARTY TRANSACTIONS

On April 3, 2007, the Company entered into a Convertible Note Purchase Agreement with certain purchasers, including some officers of the Company, pursuant to which the Company issued and sold $18.5 million of 8.375% Convertible Notes due March 31, 2012, interest payable quarterly. $3.0 million of the Notes were sold to management. The Notes are convertible into fully paid and nonassessable shares of the Company’s common stock to an aggregate of up to 1,027,777 shares at any time after the issuance date, at an initial conversion price of $18.00 per share.  As of December 31, 2007, the Company’s stock price was $14.45, which was less than the conversion price of $18.00.  Accordingly, the Company anticipates the Notes will be settled in cash at maturity.  See Note 6. Debt.

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  See Note 6. Debt.

Two of the Company's stockholders and directors have ownership interests in two former merchandise vendors to the Company. Merchandise inventory purchased from these related vendors totaled $35,000, $3,000 and $135,000 in 2007, 2006 and 2005, respectively.

The Company engaged a related party to perform retail construction services.  Construction services provided to the Company totaled $203,000 in 2005.  No construction services were provided in 2007 or 2006.

In the normal course of business, one of the Company's officers pays for certain operating expenses which are reimbursed by the Company.  At December 31, 2007 and 2006, the related outstanding payable was $63,000 and $70,000, respectively.

From time to time, the Company rents a plane for its own corporate travel use from a company where a majority stockholder and director is also the majority owner of the Company.  The Company has no obligation to use such plane for any minimum amount, and to the extent it does use it, the Company pays for such use on terms at least as favorable to the Company as could be obtained from an independent third party.  Costs associated with the use of such plane totaled $268,000, $215,000 and $189,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

13. SUBSEQUENT EVENTS

On January 15, 2008, The Walking Company purchased substantially all of the assets of Natural Comfort Footwear, Inc. net of certain liabilities for approximately $3.6 million.  The purchase price was funded in part through existing working capital.  Additionally, the Company entered into a $1.7 million three-year promissory note with the seller of Natural Comfort Footwear, Inc.  The entire principal on this note is payable on January 15, 2011.  The note bears an interest rate of 7% and accrued interest is payable quarterly beginning March 31, 2008.  The assets include 8 store locations, inventory, trademarks, tangible personal property, and goodwill.  Proforma results of operations will not be presented as the acquisition is not considered material to the Company’s consolidated financial statements.

BIG DOG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. QUARTERLY FINANCIAL DATA (unaudited)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(in thousands, except per share)
Year ended December 31, 2007:
Net sales	$44,224	$55,854	$56,554	$76,636
Gross profit	23,300	30,498	30,195	38,455
Selling, marketing and distribution expenses	26,849	26,933	26,886	32,356
General and administrative expenses	2,361	2,737	2,365	3,336
Total operating expenses	29,210	29,670	29,251	35,692
(Loss) income from operations	(5,910)	828	944	2,763
Net (loss) income	(4,135)	(188)	(140)	1,007
Net (loss) income per share
Basic	$(0.44)	$(0.02)	$(0.01)	$0.11
Diluted	$(0.44)	$(0.02)	$(0.01)	$0.10
Weighted average shares outstanding
Basic	9,336	9,415	9,457	9,475
Diluted	9,336	9,415	9,457	10,089

Year ended December 31, 2006:
Net sales	$38,671	$53,178	$54,127	$72,628
Gross profit	20,097	29,383	28,982	38,419
Selling, marketing and distribution expenses	22,639	25,497	25,355	29,937
General and administrative expenses	2,247	2,346	2,301	2,930
Total operating expenses	24,886	27,843	27,656	32,866
(Loss) income from operations	(4,789)	1,540	1,326	5,553
Net (loss) income	(3,160)	641	471	3,019
Net (loss) income per share
Basic	$(0.35)	$0.07	$0.05	$0.33
Diluted	$(0.35)	$0.06	$0.05	$0.31
Weighted average shares outstanding
Basic	9,092	9,177	9,211	9,236
Diluted	9,092	9,509	9,476	9,885

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Write-offs, Net of Recoveries		Balance at End of Year
Year ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$3,000	$1,000		$(2,000)	$2,000
Self-insurance reserves	$442,000	$2,731,000		$(2,695,000)	$478,000
Sales returns	$285,000	$50,000	$	---	$335,000
Obsolete inventory reserves	$385,000	$22,000		$(150,000)	$257,000

Year ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$2,000	$2,000	$	---	$4,000
Self-insurance reserves	$478,000	$4,202,000		$(4,006,000)	$674,000
Sales returns	$335,000	$164,000	$	---	$499,000
Obsolete inventory reserves	$257,000	$267,000		$(54,000)	$470,000

Year ended December 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts receivable	$4,000	$2,000		$(4,000)	$2,000
Self-insurance reserves	$674,000	$3,808,000		$(3,792,000)	$690,000
Sales returns	$499,000	$149,000		$(29,000)	$619,000
Obsolete inventory reserves	$470,000	$564,000		$(5,000)	$1,029,000

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Second Amended Plan of Reorganization of Shoes Liquidation Co. (formerly The Walking Company) and Alan’s Shoes, Inc., confirmed on March 2, 2004. (1)

2.2
Order of the United States Bankruptcy Court for the Central District of California confirming the Second Amended Plan of Reorganization of Shoes Liquidation Co. (formerly The Walking Company) and Alan’s Shoes, Inc., entered on March 2, 2004.(1)

2.3	Asset Purchase Agreement, dated May 20, 2005, by and among The Walking Company, as buyer, Bianca of Nevada, Inc., a Nevada corporation, as seller, and Sal Palermo, as shareholder. (7)

2.4	Asset Purchase Agreement, dated January 31, 2006, by and among The Walking Company, as buyer, and Steve’s Shoes, Inc., Debtor in Possession, as seller. (9)

3.1	Amended and Restated Certificate of Incorporation (2)

3.1A	Certificate of Correction (3)

3.2	Amended and Reinstated Bylaws (3)

4.1	Reference is hereby made to Exhibits 3.1, 3.1A, and 3.2

4.2	Specimen Stock Certificate (2)

10.1	Term Loan Note, dated August 31, 2005, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog USA, Inc. and The Walking Company, as borrowers. (8)

10.2	Promissory Note Secured by Letter of Credit, dated August 31, 2005, among the lenders signatory thereto, Bianca of Nevada, Inc., as payee, and The Walking Company, as maker. (8)

10.10	Amended and Restated 1997 Performance Award Plan (5)

10.10A	Form of Employee Nonqualified 1997 Performance Award Plan (2)

10.10B	Terms and Conditions for Non-Qualified Options Granted under the Amended and Restated 1997 Performance Award Plan (4)

10.10C	Form of Eligible Director Non-Qualified Stock Option Agreement (4)

10.11	Lease between Big Dog USA, Inc. and The Prudential Insurance Company of America dated November 4, 1997 (3)

10.12	Form of Indemnification Agreement (1)

10.13	Lease between Big Dog Holdings, Inc. and TKC XCIX, LLC dated March 13, 2006 (10)

21.1	List of Subsidiaries of Big Dog Holdings, Inc. (6)

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Loan and Security Agreement, dated March 3, 2004, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and The Walking Company (formerly TWC Acquisition Corp.), as borrower.(1)

99.2
Third Amendment to Loan and Security Agreement, dated March 3, 2004, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc. and CSI Acquisition Corporation, as borrowers.(1)

99.3
First Amended, Restated and Consolidated Loan and Security Agreement, dated July 7, 2005, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc., and The Walking Company, as borrowers. (7)

99.4
Third Amendment to First Amended, Restated, and Consolidated Loan and Security Agreement, dated November 28, 2006, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc., and The Walking Company, as borrowers. (11)

99.5
Sixth Amendment to First Amended, Restated, and Consolidated Loan and Security Agreement, dated March 24, 2008, among the lenders signatory thereto, Wells Fargo Retail Finance II, LLC, as agent, and Big Dog Holdings, Inc., Big Dog USA, Inc., and The Walking Company, as borrowers.

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