Form 10-K/A
period 2007-12-31
BIG DOG HOLDINGS INC
filed 2008-04-29
CIK 1019439

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to provide the disclosure required by Part III of Form 10-K.  This information was intended to be incorporated by reference from our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and was omitted from the initial filing pursuant to General Instruction G.3 to Form 10-K.  Because we do not expect to file a Definitive Proxy Statement prior to the applicable incorporation by reference deadline, we are hereby filing this Amendment to provide the required disclosure for Part III (Items 10 through 14) and to refile certain information contained in Part IV (Item 15).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

Set forth below are the names, ages, titles and present and recent past positions of persons serving as our executive officers as of March 1, 2008:

NAME	AGE	POSITION
Andrew D. Feshbach	47	President, Chief Executive Officer and Director
Douglas N. Nilsen	60	Executive Vice President - Merchandising (Big Dog USA)
Anthony J. Wall	52	Executive Vice President - Business Affairs, General Counsel and Secretary
Roberta J. Morris	48	Chief Financial Officer, Treasurer and Assistant Secretary
Lee M. Cox	39	Senior Vice President - Retail Operations
Michael Grenley	50	Senior Vice President-Merchandising (TWC)

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

ANTHONY J. WALL has served as Executive Vice President, General Counsel and Secretary of the Company for more than five years. Mr. Wall also provides legal services to Paige Premium Denim, a designer and manufacturer of denim jeans and casuals apparel, and Fortune Swimwear, a manufacturer of swimwear for the mass market, and Terravant Wine Company, a custom crush wine business, all of which are controlled by Fred Kayne.

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

Class II Director — Term Expiring 2008

Name	Age	Year First Elected
David J. Walsh	48	1997

Class III Directors — Term Expiring 2009

Name	Age	Year First Elected
Fred Kayne	69	1992
Andrew D. Feshbach	48	1992

Class I Directors —Term Expiring 2010

Name	Age	Year First Elected
Skip R. Coomber, III	47	2000
Steven C. Good	65	1997

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

Compensation Discussion and Analysis

Overview. The following Compensation Discussion and Analysis describes the material elements of compensation for our executives identified in the Summary Compensation Table (“Named Executive Officers”). The compensation committee of the Board (the “Committee”) discharges the Board’s responsibilities regarding compensation of our executives, including the Named Executive Officers. The Company’s CEO makes recommendations to the Committee regarding the corporate goals and objectives relevant to executive compensation, executives’ performance in light of such goals and objectives, and recommends the executives’ compensation levels to the Committee based on such evaluations. The Committee evaluates such recommendations and determines compensation matters.

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

In furtherance of the foregoing objectives, executive compensation is based on two primary components — base salary and cash-based incentive compensation.  In addition, our executives receive benefits that are generally available to all of our employees plus enhanced health and life insurance benefits. In allocating overall compensation between these two principal elements, the compensation of those executives who have the greatest ability to influence the Company’s performance and who are more accountable for the strategic and tactical decisions of the Company may be more performance-based, while those having less influence on the direction, performance and strategic and tactical decisions of the Company may receive a greater portion of their compensation in base salary.  As such, the mix of base salary and incentive compensation varies depending upon the individual’s level within the Company, with base salaries ranging from $274,000 to $454,000 and annual performance-based cash bonus awards ranging from $25,000 to $125,000.  No specific formula or targeted ratio is used in fixing these amounts.

Additionally, the Compensation Committee may make use of equity awards from time to time in an effort to align the compensation returns for our executive officers with increases in value for our stockholders.  However, recent changes in the accounting treatment for equity awards has made these grants less attractive as a compensation tool and the Compensation Committee has no plans currently to grant equity awards.

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

Additionally, the Committee may review market data of compensation levels at other similar companies to ensure competitive compensation.  No such market data were used in 2007.  Salary levels are typically considered annually as part of our performance review process as well as upon promotion or other change in job responsibilities. Merit increases are awarded based on an executive’s performance of his or her job responsibilities and the achievement of objectives in the prior year.

In fiscal 2007, the Committee approved salary increases ranging from 1% to 7%, with an average increase of  5% among the Named Executive Officers.  The salary increases also took into account the fact that none of the Named Executive Officers received equity compensation awards in 2007.  In approving these increases, the Committee also considered the individual and Company performance in the prior year and specifically noted the factors described in the following paragraphs relating to the approval of performance-based cash awards for 2007.

Annual Performance-Based Cash Bonus Awards. Annual performance-based cash bonuses are based upon both corporate and individual performance. The target bonus amounts vary depending on each executive’s accountability and potential impact on the Company’s performance. Accordingly, the more control and accountability that an executive has the potential to exercise over the Company’s performance, the greater the percentage of that executive’s total compensation is dependent on annual performance-based cash bonus awards. Fiscal 2007 bonus levels range from approximately 8% to 28% of base salary for the Named Executive Officers.

Upon completion of the 2007 fiscal year, the Committee assessed the Company’s performance against the achievement of corporate performance goals. The Committee then assessed the CEO’s individual accomplishments, as well as the individual accomplishments for each executive as recommended by the CEO and determined the individual performance level for each executive.  The specific factors considered by the Compensation Committee in determining to pay the above-referenced bonuses included year-over-year growth in consolidated net sales in 2007, the continued stabilization and integration of operations of 35 Steve’s Shoes stores acquired out of bankruptcy, and the continued growth in The Walking Company franchise, with 41 new stores opening that year.

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

However, following the implementation of FAS 123(R), which requires that we record an accounting charge for the fair value of equity awards, the Compensation Committee has declined to issue equity awards and no equity awards were granted in fiscal 2007.  The Compensation Committee continues to evaluate the further grant of options and alternative incentive compensation programs and grant equity awards in future periods.

Benefits. The Named Executive Officers are eligible to participate in all of the Company’s health, welfare, paid time-off, retirement savings, and employee stock purchase benefit programs on the same terms as are available to other employees. These benefit programs are designed to enable the Company to attract and retain its workforce in a competitive marketplace. Health, welfare and paid time-off benefits ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. In addition, the Named Executive Officers are also provided a supplemental health insurance program where the company pays the premiums, administrative fees and claims.  The Company also pays for group term life insurance for the benefit of the Named Executive Officers.

The Company’s retirement savings plan (“401(k) Plan”) is a tax-qualified retirement savings plan, pursuant to which all employees, including the Named Executive Officers, are able to contribute certain amounts of their annual compensation, subject to limits prescribed by the Internal Revenue Service. In fiscal 2007, the Company contributed $1,000 to the 401(k) accounts of each of the Named Executive Officers.

As discussed in Certain Relationships and Related-Party Transactions below, the Company occasionally charters airplane service for business trips.  From time to time, executives may be permitted to have family members accompany them on such chartered business flights to the extent there are free seats available on the plane.  There is no formal plan for allowing such activity and permission is granted on a case-by-case basis by the Chairman and CEO.  Permission was granted on two occasions to one Named Executive Officer in 2007.

Employment Agreements and Change in Control Arrangements. The Company currently does not have any employment contracts with any of the Named Executive Officers. Unless the Compensation Committee provides otherwise, upon a change in control (as defined in our 1997 Stock Option Plan) each option and stock appreciation right issued under the 1997 Plan will be come immediately exercisable, any restricted stock issued under the 1997 Plan will immediately vest free of restrictions, and the number of shares, cash or other property covered by any “performance share award” issued under the 1997 Plan will be issued to the grantee of such award. The Company has to date issued only options under the 1997 Plan.

We believe that these “single trigger” acceleration benefits are common practice among comparable companies. Information regarding the potential value of these payments is provided below for the Named Executive Officers under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code limits the tax deductibility to the Company of compensation in excess of $1 million in any year for certain executive officers, except for qualified “performance-based compensation” under the Section 162(m) rules. No covered executive’s compensation for these purposes exceeded $1 million for 2007. The Compensation Committee considers the Section 162(m) rules as a factor with respect to compensation matters, but will not necessarily limit compensation to amounts deductible under Section 162(m).

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

COMPENSATION COMMITTEE
Fred Kayne
David Walsh

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid in the years indicated to the Company’s President and Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the four other most highly compensated executive officers other than the CEO and CFO (collectively the “Named Executive Officers”).

Name and Principal Position	Salary ($)	Bonus ($)(1)	All Other Compensation ($) (2)	Total ($)

Andrew D. Feshbach	$451,650	$125,000	$23,026	$599,676
President and Chief Executive Officer

Roberta J. Morris	$269,342	$35,000	$17,382	$321,724
Chief Financial Officer and Treasurer

Anthony J. Wall	$364,727	$40,000	$8,350	$413,077
Executive Vice President and General Counsel

Douglas N. Nilsen	$315,210	$25,000	$6,879	$347,089
Executive Vice President

Michael Grenley	$288,039	$50,000	$23,821	$361,860
Senior Vice President

Lee Cox	$282,750	$75,000	$12,806	$370,556
Senior Vice President- Retail

_________________

(1)	Amounts shown represent the bonus earned by the Named Executive Officer during the year indicated, whether or not paid in that year.
(2)
“All Other Compensation” includes (i) in regard to Messrs. Feshbach, Wall, Nilsen, Grenley and Cox and Ms. Morris the Company’s contribution of $1,000 to each of the 401(k) accounts of; (ii) supplemental health insurance benefits provided to Messrs. Feshbach ($13,197), Wall ($7,350), Nilsen ($5,879), Cox ($11,806) and Grenley ($22,821) and Ms. Morris ($16,382), (iii) in regard to Mr. Feshbach, such amount also includes a $8,828 benefit of his being allowed to have family members accompany him on two business trips in 2007 taken on chartered flights.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the number and value of unexercised stock options held by the Named Executive Officers as of the end of fiscal 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Andrew D. Feshbach
	5,000	_	4.625	6/1/10
	250,000	_	$4.25	3/2/11
	5,000	_	$4.03	5/31/11
	5,000	_	$3.60	5/30/12
	5,000	_	$2.90	6/5/13
	15,000	10,000	$3.50	1/2/14
	5,000	_	$4.65	6/3/14
	5,000	_	$6.90	6/21/15

Roberta J. Morris
	22,500	_	$3.50	12/7/08
	35,000	_	$4.25	3/2/11
	9,000	6,000	$3.50	1/4/14

Anthony J. Wall
	27,500	_	$3.50	12/7/08
	40,000	_	$4.25	3/2/11
	9,000	6,000	$3.50	1/4/14
	50,000	_	$7.00	6/29/15

Douglas N. Nilsen
	27,500	_	$3.50	12/7/08
	50,000	_	$4.25	3/2/11
	9,000	6,000	$3.50	1/4/14

Michael Grenley	36,000	24,000	$5.50	7/27/14

Lee M. Cox
	21,000	_	$6.50	1/1/11
	12,500	_	$8.00	1/1/11
	12,500	_	$10.00	1/1/11
	35,000	_	$4.25	3/2/11
	6,000	4,000	$3.50	1/4/14
	15,000	10,000	$5.50	7/27/14

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  The Notes held by Named Executive Officers are as follows:  Ms. Morris ($317,500), Mr. Wall ($400,000), Mr. Nilsen ($800,000).

Option Exercises and Option Repurchases by the Company

The following table summarizes the option exercises and repurchase of stock options by the Company for each of our Named Executive Officers during the year ended December 31, 2007:

		Option Awards
	Number of Options Repurchased By Company	Number of Shares Acquired on Exercise	Value Realized Upon Exercise or Repurchase
Name	#	#	$

Andrew D. Feshbach	—	—	—
Roberta J. Morris	40,000	—	317,500
Anthony J. Wall	50,000	—	400,000
Douglas N. Nilsen	100,000	—	800,000
Michael Grenley	—	—	—
Lee M. Cox	—	14,000	168,048

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

Assuming that a change in control occurred as of the end of fiscal 2007, and based on the Company’s closing stock price on the last day of trading that year ($14.45), the Named Executive Officers would have received a change in control benefit in the form of accelerated vesting of stock options with the following values.
Name	Value of Accelerated Vesting (1)
Andrew D. Feshbach	
Roberta J. Morris	$65,700
Anthony J. Wall	$65,700
Douglas N. Nilsen	$65,700
Michael Grenley	$214,800
Lee M. Cox	$133,300

(1)
The value of the accelerated vesting equals the difference (if positive) between the option exercise price and the last reported stock price for fiscal 2007, multiplied by the number of options that would have been accelerated upon a change in control occurring on December 31, 2007.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was, during 2007, an officer or employee of the Company or any of its subsidiaries, nor was any member of the Compensation Committee formerly an officer of the Company or any of its subsidiaries. No executive officer of the Company served (i) as a member of the compensation committee (or board of directors serving the compensation function) of another entity, one of whose executive officers served on the Compensation Committee or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Company’s Board

Compensation of Directors

Non-employee directors are eligible to receive the following compensation for their services.  The following compensation levels were in place for all of fiscal 2007.

Description	Amount
Director Retainer Fees:
Non-employee director retainer fee (excluding Chairman)	$25,000 / year
Chairman retainer fee	$15,000 / month

Committee Retainer Fees:
Audit Committee Chairman	$15,000 / year
Other Audit Committee Members	$10,000 / year
Compensation Committee Members	$2,500 / year

Non-employee directors’ expenses incurred in connection with attendance at Board or committee meetings are also reimbursed by the Company.

Director Compensation Table

The following table sets forth certain information with respect to the compensation paid to the Company’s directors in 2007.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred Kayne	$180,000	$180,000
Andrew D. Feshbach (1)		
Skip R. Coomber, III	$35,000	$35,000
Steven C. Good	$40,000	$40,000
David J. Walsh	$37,500	$37,500

(1)	Andrew D. Feshbach, our President and Chief Executive Officer, was not paid any additional compensation for his services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2007, regarding the Company’s 1997 Performance Award Plan (the “Plan”). The maximum number of shares initially reserved for issuance under this plan was 1,000,000. In February 1998, the Company amended the Plan to increase the maximum number of shares reserved for issuance to 2,000,000. The Company amended the Plan again in April 2002 to increase the maximum number of shares reserved for issuance to 3,000,000. Awards under this Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, stock bonuses, or cash bonuses based upon performance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) *

Equity compensation plans approved by security holders	1,424,856	$4.55	1,071,066

Equity compensation plans not approved by security holders	-

Total	1,424,856	$4.55	1,071,066

Security Ownership of Principal Shareholders and Management

The following table shows certain information, as of March 31, 2008, with respect to the shares of the Company’s Common Stock beneficially owned by (i) persons or entities known by the Company to own 5% or more of the Company’s Common Stock, (ii) the Company’s directors and Named Executive Officers (as defined under “Executive Compensation”) and (iii) all directors and Named Executive Officers as a group.

Name and Address	Number of Shares Owned[1]		Options[2]	Total	Percent of Class[3]
Fred Kayne	5,348,332	[4]	30,000	5,378,332	56.5%
c/o Fortune Financial
1800 Avenue of the Stars, Suite 310
Los Angeles, CA 90067

Andrew D. Feshbach	660,931	[5]	300,000	960,931	9.8%
c/o Big Dog Holdings, Inc.
121 Gray Avenue
Santa Barbara, CA 9310

Brightleaf Capital LLC	573,893	[6]	---	573,893	6.1%
324 Blackwell Street, Suite 520.
Durham, NC 27701

Kayne Anderson Capital Advisors	532,281	[7]	---	532,281	5.6%
Richard A. Kayne
1800 Avenue of the Stars, Second Floor
Los Angeles, CA 90067

Douglas N. Nilsen	58,221		100,612	158,833	1.7%
Anthony J. Wall	65,216		154,278	219,494	2.3%
Roberta J. Morris	41,904		89,500	131,404	1.4%
Lee M. Cox	5,884		129,000	136,184	1.4%
David C. Walsh	21,400		40,000	61,920	---
Steven C. Good	3,480		40,000	43,480	---
Skip R. Coomber, III	1,200		35,000	36,200	---
Michael Grenley	0		78,500	78,500	---
All directors and Named Executive Officers as a Group (10 persons)	6,207,868		996,890	7,204,758	68.7%

_________________________________

[1]	Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares shown.

[2]
Represents shares subject to options held by directors and Named Executive Officers that are exercisable or convertible as of March 31, 2008 or become exercisable or convertible within 60 days thereof.

[3]
Based on 9,486,480 shares outstanding on March 31, 2008. Percentage information is omitted for individuals who own less than one percent of the outstanding shares of Common Stock and the shares deemed outstanding due to exercisable or convertible options.

[4]	All such shares are owned by the Fred and Lenore Kayne Family Trust, of which Mr. Kayne and his wife are co-trustees.

[5]	All such shares are owned by the Feshbach Family Trust, of which Mr. Feshbach and his wife are co-trustees

[6]
Based on a Schedule 13G dated February 14, 2008 filed with the Securities and Exchange Commission. According to such 13G, 142,700 shares of Common Stock are owned by Brightleaf Partners Limited Partnership (“Brightleaf”) and 431,193 shares are owned by Blackwell Partners, LLC (“Blackwell”).  Brightleaf Capital LLC manages the investments for Brightleaf and Blackwell.

[7]
Based on a Schedule 13G dated April 3, 2008 filed with the Securities and Exchange Commission. According to such 13G, The reported shares are owned by investment accounts (limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell, by Kayne Anderson Capital Advisors, LP (“KACA”). KACA is the general partner (or general partner of the general partner) of the limited partnerships and investment advisor to the other accounts.  Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of KACA.  Richard A. Kayne is the brother of Fred Kayne.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

In determining whether to approve or ratify a related party transaction, the Audit Committee may consider, among other factors it deems appropriate, the potential benefits to the Company, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to the Company, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Committee may, in its sole discretion, impose such conditions as it deems appropriate on the Company or the related party in connection with its approval of any transaction. Any transactions involving the compensation of executive officers, however, are to be reviewed and approved by the Compensation Committee. If a related-party transaction will be ongoing, the Audit Committee may establish guidelines to be followed in the Company’s ongoing dealings with the related party. Thereafter, the Audit Committee, on at least an annual basis, will review and assess ongoing relationships with the related party to see that they are in compliance with the Committee’s guidelines and that the related party transaction remains appropriate.

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

Certain of our Named Executive Officers participated in the Note offering.  The following table sets forth the principal amount invested by Named Executive Officers and their affiliated entities, as well as the potential number of shares issuable upon conversion of the principal amount of indebtedness.

Name	Note Principal	Conversion Shares
Michael Grenley	$900,000	50,000
Anthony J. Wall	$500,000	27,778
Roberta J. Morris	$360,000	20,000
Lee M. Cox	$360,000	20,000
Douglas N. Nilsen	$200,000	11,112

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009.  The Notes held by Named Executive Officers are as follows:  Ms. Morris ($317,500), Mr. Wall ($400,000), Mr. Nilsen ($800,000).

Fortune Fashions Industries, a company controlled by Fred Kayne, Chairman of the board, owns an airplane that it makes available to the Company to rent for corporate travel use.  The Company has no obligation to use such plane for any minimum amount, and to the extent it does use it, the Company has paid for such use on terms at least as favorable to the Company as could be obtained from an independent third party.  Due to the geographically widespread nature of the Company’s retail store business, which has increased substantially with the continued expansion of The Walking Company, the Company has found the use of such plane to be beneficial to its business.  The amounts paid by the Company for the use of such plane in 2007 totaled $268,000.

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

The Company’s independent registered public accounting firm is Singer Lewak Greenbaum & Goldstein LLP.  Below is a summary of the fees billed by Singer over the last two fiscal years.

	2007	2006

Audit Fees	$218,357	$169,685

Audit-Related Fees	66,420	60,533

Tax Fees	0	0

All Other Fees	15,919	4,396

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

 “Audit-Related Fees” consist of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Company’s unaudited quarterly financial statements.

“All Other Fees” consist of fees billed for services not otherwise described above.

The Audit Committee must pre-approve all engagements of the Company’s independent accountants unless an exception to such requirement exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission.  Each year, the independent auditors’ retention to audit the Company’s financial statements, including the associated fees, is approved by the committee.  All audit fees for fiscal 2007 and 2006 were pre-approved by the Audit Committee. The Audit Committee will also, if applicable, review other potential engagements of the independent auditors, including the scope of the proposed work and the proposed fees, and approve or reject such services taking into account whether the services are permissible under applicable law and the possible impact on the auditors’ independence from management.

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

3.	Exhibits included or incorporated herein:

See “Index to Exhibits.”  Management contracts and compensatory plans are identified as such in the Exhibit Index.

(b)	Exhibits required by Item 601 of Regulation S-K

See “Index to Exhibits”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on April 29, 2007 on its behalf by the undersigned, thereunto duly authorized.

BIG DOG HOLDINGS, INC.
By	/s/ Andrew D. Feshbach
Andrew D. Feshbach
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew D. Feshbach	Chief Executive Officer, President and
Andrew D. Feshbach	Director (Principal Executive Officer)	April 29, 2008

/s/ Roberta J. Morris	Chief Financial Officer, Treasurer and
Roberta J. Morris	Assistant Secretary (Principal Financial and Accounting Officer)	April 29, 2008

*
Fred Kayne	Chairman of the Board	April 29, 2008

*
Skip R. Coomber, III	Director	April 29, 2008

*
Steven C. Good	Director	April 29, 2008

*
David J. Walsh	Director	April 29, 2008

*	By:	/s/ Anthony Wall
Attorney in Fact

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Second Amended Plan of Reorganization of Shoes Liquidation Co. (formerly The Walking Company) and Alan’s Shoes, Inc., confirmed on March 2, 2004. (1)

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