Form 10-Q
period 2008-03-31
WALKING CO HOLDINGS, INC.
filed 2008-05-15
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22963

THE WALKING COMPANY HOLDINGS, INC.
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

☒Yes	☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated Filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes	☒No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at March 31, 2008 was 9,486,480 shares.

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY BIG DOG HOLDINGS, INC. AND SUBSIDIARIES)

Index

PART 1.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$814,000	$2,529,000
Receivables	7,781,000	8,805,000
Inventories, net	77,030,000	63,927,000
Prepaid expenses and other current assets	1,677,000	1,796,000
Deferred income taxes	2,002,000	1,805,000
Total current assets	89,304,000	78,862,000
PROPERTY AND EQUIPMENT, net	35,654,000	35,642,000
INTANGIBLE ASSETS, net	3,580,000	3,689,000
GOODWILL	6,296,000	3,131,000
DEFERRED INCOME TAXES	5,053,000	1,863,000
OTHER ASSETS	418,000	435,000
TOTAL	$140,305,000	$123,622,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$38,673,000	$23,203,000
Current portion of long-term debt	3,366,000	3,383,000
Accounts payable	19,261,000	12,974,000
Sales tax payable	965,000	1,608,000
Accrued expenses and other current liabilities	5,642,000	7,085,000
Total current liabilities	67,907,000	48,253,000
LONG-TERM CONVERTIBLE DEBT	17,413,000	17,345,000
NOTES PAYABLE	3,630,000	2,098,000
CAPITAL LEASE OBLIGATIONS	1,638,000	1,761,000
DEFERRED RENT AND LEASE INCENTIVES	8,228,000	7,795,000
DEFERRED GAIN ON SALE-LEASEBACK	76,000	90,000
Total liabilities	98,892,000	77,342,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,197,078 and 11,187,608 issued at March 31, 2008 and December 31, 2007, respectively	112,000	111,000
Additional paid-in capital	28,338,000	28,228,000
Retained earnings	22,409,000	27,387,000
Treasury stock, 1,710,598 shares at March 31, 2008 and December 31, 2007	(9,446,000)	(9,446,000)
Total stockholders' equity	41,413,000	46,280,000
TOTAL	$140,305,000	$123,622,000

See notes to the consolidated financial statements.

Index

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
	2008	2007
NET SALES	$46,378,000	$44,224,000
COST OF GOODS SOLD	23,043,000	20,924,000
GROSS PROFIT	23,335,000	23,300,000

OPERATING EXPENSES:
Selling, marketing and distribution	27,546,000	26,849,000
General and administrative	2,416,000	2,361,000
Total operating expenses	29,962,000	29,210,000

LOSS FROM OPERATIONS	(6,627,000)	(5,910,000)

INTEREST INCOME	2,000	3,000
INTEREST EXPENSE	(1,031,000)	(706,000)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(7,656,000)	(6,613,000)

BENEFIT FROM INCOME TAXES	(2,680,000)	(2,478,000)

NET LOSS	$(4,976,000)	$(4,135,000)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.52)	$(0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	9,481,000	9,336,000

See notes to the consolidated financial statements.

Index

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,976,000)	$(4,135,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,068,000	1,815,000
Stock option compensation	39,000	46,000
Excess tax benefits from share-based payment arrangements	(22,000)	(151,000)
Amortization of deferred financing fees	2,000	2,000
Amortization of debt issuance costs	68,000	-
Loss on disposition of property and equipment	10,000	107,000
Deferred income taxes	1,295,000	(2,990,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	(3,635,000)	324,000
Inventories, net	(12,096,000)	(15,409,000)
Prepaid expenses and other assets	161,000	(699,000)
Accounts payable	5,813,000	10,225,000
Income taxes payable	-	(1,512,000)
Accrued expenses and other current liabilities	(2,116,000)	(2,577,000)
Deferred rent and lease incentives	431,000	342,000
Deferred gain on sale-leaseback	(13,000)	(13,000)
Net cash used in operating activities	(12,971,000)	(14,625,000)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,913,000)	(3,810,000)
Proceeds from the sale of property and equipment	-	244,000
Acquisition of Natural Comfort, net of cash acquired	(2,064,000)	-
Net cash used in investing activities	(3,977,000)	(3,566,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreement	15,470,000	13,051,000
Net funds received under sale-leaseback transaction	-	2,042,000
Repayment of notes payable	(198,000)	(208,000)
Tax benefit from stock-based compensation	22,000	151,000
Exercise of stock options	49,000	528,000
Repayment of capital lease obligations	(110,000)	(171,000)
Net cash provided by financing activities	15,233,000	15,393,000
NET DECREASE IN CASH	(1,715,000)	(2,798,000)
CASH, BEGINNING OF PERIOD	2,529,000	3,587,000
CASH, END OF PERIOD	$814,000	$789,000

See notes to the consolidated financial statements.

Index

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	March 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) for:
Interest	$1,136,000	$554,000
Income taxes	$(805,000)	$2,176,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$-	$931,000

ACQUISITION OF NATURAL COMFORT:
Inventory	$1,007,000
Properties	$68,000
Goodwill	$3,165,000
Working Capital	$(476,000)
Note Payable	$(1,700,000)
Net cash effect due to acquisition of net assets of Natural Comfort	$2,064,000

See notes to the consolidated financial statements.

Index

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
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

On May 7, 2008, the Company changed its name from Big Dog Holdings, Inc. to The Walking Company Holdings, Inc. (the “Company”).  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law through a merger with a newly formed wholly owned subsidiary; stockholder approval was not required.   The merger did not affect the outstanding stock of the Company and no other changes were made to our Certificate of Incorporation.  In connection with the merger and related name change, the Company applied for, and received, a new CUSIP number for its common stock.  The new CUSIP number is 932036 106.  The Company has also changed its stock ticker symbol on the NASDAQ Global Market from “BDOG” to “WALK.”

The interim consolidated financial statements for the three months ended March 31, 2008 contain the results of operations since January 15, 2008, of the Company’s acquisition of primarily all the net assets of Natural Comfort.  For a complete description of the acquisition see Note 2 below.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for Big Dog Holdings, Inc. and subsidiaries (collectively, the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2. Acquisition

Natural Comfort

On January 15, 2008, the Company acquired, substantially all of the assets and assumed certain liabilities of Natural Comfort, pursuant to an asset purchase agreement for a purchase price of approximately $3.8 million including acquisition costs.  Of this amount $0.1 million was allocated to fixed assets, $1.0 million was allocated to inventory, $3.2 million was allocated to goodwill and $0.5 million was allocated to liabilities. The Company assumed liabilities for certain outstanding sales returns and gift certificates.

Under the terms of the asset purchase agreement, the Company acquired substantially all of the assets of Natural Comfort including, but not limited to, the inventory and fixed assets of 8 stores.  The primary reason for the acquisition was to continue the growth of the Company by acquiring stores in strategic locations.  The Company has converted the majority of the acquired stores into “The Walking Company” stores.  The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations have been consolidated in the Company’s financial statements since acquisition on January 15, 2008.

Index

The Company funded the purchase price by drawing upon existing lines of credit, from available cash and through a $1.7 million note payable to the seller.  Pro forma results of operations have not been presented as the acquisition is not considered material to the Company’s consolidated financial statements.

NOTE 3. Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance (“WFRF”), which was most recently amended in March, 2008 (the “Amended Credit Agreement”) and previously amended in November, 2006.  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, most recently amended in March 2008, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  At December 31, 2007, the Company was not in compliance with one of its covenants and subsequently obtained a waiver from the WFRF. As of March 31, 2008, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (5.25% as of March 31, 2008) or a LIBOR loan rate plus a margin ranging up to 1.75% (4.44% as of March 31, 2008).  The Company had $673,000 in borrowings based on the bank’s base rate and $38,000,000 in LIBOR loans outstanding at March 31, 2008.  The Amended Credit Agreement expires in October 2011.  At March 31, 2008, the Company had approximately $2,039,000 of outstanding letters of credit expiring through October 2008, which includes a $1,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks in 2005.

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

Index

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009. At March 31, 2008, $982,000 of the notes is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (5.75% as of March 31, 2008).  At March 31, 2008, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, the Company entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $1,000,000 stand-by letter of credit as the second principal installment was paid in August 2007.  At March 31, 2008, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company in 2004, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At March 31, 2008 and December 31, 2007, $22,000 and $51,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of March 31, 2008 and December 31, 2007, the remaining notes had a balance of $2,000 and $4,000, respectively.

Additionally, as part of the acquisition of Natural Comfort, the Company also entered into a $1,700,000 three-year promissory note with the seller.  The principal on this note is payable on January 15, 2011.  The note bears an interest rate of 7.0% and accrued interest is payable quarterly beginning June 2008.

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

Note 4.  Accounting for Stock-based Compensation

The Company is in compliance with the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $39,000 and $46,000 for the three month periods ended March 31, 2008 and 2007, respectively, and is included in operating expenses on the accompanying Consolidated Statements of Operations. The Company also recorded a related $15,000 and $17,000 deferred tax benefit for the three month periods ended March 31, 2008 and 2007, respectively.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $22,000 and $130,000 tax benefit for the quarters ended March 31, 2008 and 2007, respectively, primarily related to the exercise of stock options for which no compensation expense was recorded.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. Expected volatilities are based on the historical volatility of the Company’s common stock.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends.  Expected term is derived from the historical option exercise behavior.  The forfeiture rate is determined based on the Company’s actual historical option forfeiture experience.  There were no options granted in the three months ended March 31, 2008 and 2007.

Index

The following table summarizes stock option activity during the three month period ended March 31, 2008:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,424,856	$4.55
Granted	-	-
Exercised	(9,470)	(5.14)
Forfeited	-	-

Outstanding at March 31, 2008	1,415,386	$4.54	4.15	$2,452,000

Vested and expected to vest at March 31, 2008	1,402,796	$4.54	4.13	$2,434,000

Exercisable at March 31, 2008	1,289,486	$4.53	3.94	$2,267,000

The total intrinsic value of options exercised during the three month periods ended March 31, 2008 and 2007 was $58,000 and $1,000,000, respectively, determined as of the date of option exercises. The intrinsic value is the amount by which the current market value of the underlying common stock exceeds the exercise price of the stock option.

As of March 31, 2008, there was $160,000 of total unrecognized compensation cost, net of a 10% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of .74 years. The total fair value of shares vested during the three month periods ended March 31, 2008 and 2007 was $63,000 and $66,000, respectively.

Cash received from options exercised under share-based payment arrangements for the three months ended March 31, 2008 and 2007 was $49,000 and $528,000, respectively.

NOTE 5. Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock.  As of March 31, 2008, the Company had repurchased 1,710,598 shares totaling $9,446,000.

On April 3, 2007, the Company entered into and closed a convertible note agreement with certain purchasers selling $18.5 million aggregate principal amount of 8.375% convertible notes due 2012, interest payable quarterly.  Such notes are convertible into an aggregate of up to 1,027,777 shares of the Company’s common stock.  (See further discussion in Note 3. Debt.)

Index

NOTE 6.  Segment Information

The Company currently has two reportable segments: (i) The Walking Company business, and (ii) Big Dog Sportswear business.

The Walking Company business includes the Company’s 191 The Walking Company stores located primarily in leading retail malls.  Stores acquired in the Footworks, Steve’s Shoes, Inc. and Natural Comfort acquisitions are included in The Walking Company.

The Big Dog Sportswear business includes the Company’s 100 Big Dogs retail stores (primarily located in outlet malls), wholesale and corporate sales, and its catalog and internet business.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company.  The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs.  Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage.  Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three months ended March 31, 2008 and 2007:

	The Walking Company	Big Dog Sportswear	Total
Three months ended March 31, 2008
Net Sales	$37,296,000	$9,082,000	$46,378,000
Net Loss	$(2,700,000)	$(2,276,000)	$(4,976,000)
Total Assets	$103,774,000	$36,531,000	$140,305,000

	The Walking Company	Big Dog Sportswear	Total
Three months ended March 31, 2007
Net Sales	$32,545,000	$11,679,000	$44,224,000
Net Loss	$(1,629,000)	$(2,506,000)	$(4,135,000)
Total Assets	$80,205,000	$40,245,000	$120,450,000

NOTE 7. Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this statement did not have  a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Index

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (SAB 110). This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.  The Company calculates the expected option term based on its historical option exercise data.

In December 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for the Company beginning January 1, 2009, and will be applied prospectively to any new business combinations.

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes thereto.

There are no other accounting standards issued as of May 1, 2008 that are expected to have a material impact on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2008 and 2007, stock options of 1,415,000 and 1,789,000, respectively, were excluded from the computation of diluted loss per share.

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

As of March 31, 2007 and March 31, 2008, the Company did not recognize any additional estimated liability.

Although no adjustments were recorded, effective with the adoption of FIN 48, the Company will record any future accrued interest resulting from unrecognized tax benefits as a component of interest expense and accrued penalties resulting from unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company’s Federal and State income tax returns remain subject to examination for all tax years ended on or after December 31, 2001, with regard to all tax positions and the results reported.

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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy.  Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "risk factors" in the business section of the Company's annual report on Form 10-K for the year ended December 31, 2007. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q, and the annual audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Factors Affecting Comparability

As previously explained, the Company acquired the net assets of Natural Comfort on January 15, 2008.  Additionally, management periodically reviews and adjusts the allocation of expenses to ensure an equitable distribution between the subsidiaries. As a result, period-to-period comparisons may not be meaningful.  See Note 2 to the unaudited consolidated financial statements.

Three Months Ended March 31, 2008 and 2007

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and wholesale accounts, all net of returns and allowances.  Net sales increased to $46.4 million for the three months ended March 31, 2008 from $44.2 million for the same period in 2007, an increase of $2.2 million, or 4.9%. The increase was attributable to a $4.9 million increase in TWC sales for stores not yet qualifying as comparable stores (e.g. stores not open at least one full year), which includes new stores opened in the period, and $0.1 million was attributable to an increase in the Company’s Big Dog Sportswear catalog/Internet business.  The increases were offset by $0.5 million attributable to a 6.6% decrease in Big Dog Sportswear’s comparable store sales for the period, $2.2 million attributable to a decrease in Big Dog Sportswear’s sales for stores not qualifying as comparable stores (e.g. stores not open at least one full year), which includes the closure of 45 mostly unprofitable stores in the period between March 31, 2007 and March 31, 2008, and $0.1 million attributable to a 0.5% decrease in The Walking Company comparable store sales for the period.  The TWC comparable store sales remained relatively flat in the period.  The decrease in Big Dog Sportswear’s comparable store sales is primarily related to an overall decrease in consumer traffic in the Company’s stores and outlet locations.

Index

GROSS PROFIT. Gross profit was $23.3 million for both the three months ended March 31, 2008 and the same period in 2007. As a percentage of net sales, gross profit declined to 50.3% for the three months ended March 31, 2008 from 52.6% for the same period in 2007.  The 2.3% decrease in consolidated gross margin was due to a substantial shift of revenue from Big Dogs to TWC.  TWC’s gross profit remained relatively constant at 50.7% for the three month period ended March 31, 2008 and 52.0% in 2007.  Big Dog Sportswear’s gross profit decreased to 48.7% in the three months ended March 31, 2008 compared to 54.5% in 2007.  The 5.8% decrease was primarily due to a shift in the period towards promotional sales from higher margined sales.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $27.5 million in the three months ended March 31, 2008 from $26.8 million for the same period in 2007, an increase of $0.7 million, or 2.6%. As a percentage of net sales, selling, marketing and distribution expenses decreased to 59.4% in the three months ended March 31, 2008 from 60.7% for the same period in 2007.  The 1.3% decrease was primarily due to one-time distribution expenses included in 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses remained relatively constant at $2.4 million for the three months ended March 31, 2008 and $2.3 million for the same period in 2007.  As a percentage of net sales, these expenses remained relatively constant at 5.2% in the three months ended March 31, 2008 and 5.3% for the same period in 2007.

INTEREST INCOME. Interest income for the three month periods ended March 31, 2008 and 2007 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $1.0 million for the three month period ended March 31, 2008 from $0.7 million the three month period ended March 31, 2007.  The increase is related to increased borrowings primarily to support continued TWC store growth.

INCOME TAXES.  The Company recorded an income tax benefit at an effective tax rate of 35.0% and 37.5% in the periods ended March 31, 2008 and 2007, respectively. The Company believes it will fully realize the benefit due to projected seasonal net income in the fourth quarter as discussed in “Seasonality” below.

Index

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2008, the Company’s primary uses of cash were for merchandise inventories, the acquisition of Natural Comfort, capital expenditures and general operating activity.  The Company primarily satisfied its cash requirements from existing cash balances, funds provided by a note payable, and short-term borrowings under its line of credit agreements.

Cash used in operating activities was $13.0 million and $14.6 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in cash used in operating activities is principally due to lower inventory balances at March 31, 2008.

Cash used in investing activities was $4.0 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively. Cash used in investing activities in the first three months of 2008 primarily relates to $2.1 million for the acquisition of Natural Comfort, and $1.9 million of capital expenditures for TWC new store openings, retrofitting existing TWC and Big Dog stores and corporate additions. Cash used in investing activities in the first three months of 2007 primarily relates to $3.8 million of capital expenditures for TWC new store openings, retrofitting existing TWC and Big Dog Sportswear stores and corporate additions.

Cash provided by financing activities was $15.2 million and $15.4 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in the 2008 period is primarily related to decreased stock option exercises.

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance (“WFRF”), which was most recently amended in March, 2008 (the “Amended Credit Agreement”) and previously amended in November, 2006.  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility was collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, most recently amended in March 2008, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  At December 31, 2007, the Company was not in compliance with one of its covenants and subsequently obtained a waiver from the WFRF. As of March 31, 2008, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (5.25% as of March 31, 2008) or a LIBOR loan rate plus a margin ranging up to 1.75% (4.44% as of March 31, 2008).  The Company had $673,000 in borrowings based on the bank’s base rate and $38,000,000 in LIBOR loans outstanding at March 31, 2008.  The Amended Credit Agreement expires in October 2011.  At March 31, 2008, the Company had approximately $2,039,000 of outstanding letters of credit expiring through October 2008, which includes a $1,000,000 stand-by letter of credit related to a promissory note entered in conjunction with the acquisition of Footworks in 2005.

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

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represents a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009. At March 31, 2008, $982,000 of the notes is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the Company’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (5.75% as of March 31, 2008).  At March 31, 2008, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Index

Additionally, in conjunction with the acquisition of Footworks, the Company entered into a $3,000,000 three-year promissory note with the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $1,000,000 stand-by letter of credit as the second principal installment was paid in August 2007.  At March 31, 2008, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company in 2004, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At March 31, 2008 and December 31, 2007, $22,000 and $51,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of March 31, 2008 and December 31, 2007, the remaining notes had a balance of $2,000 and $4,000, respectively.

Additionally, as part of the acquisition of Natural Comfort, the Company also entered into a $1,700,000 three-year promissory note with the seller.  The principal on this note is payable on January 15, 2011.  The note bears an interest rate of 7.0% and accrued interest is payable quarterly beginning June 2008.

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

CRITICAL ACCOUNTING POLICIES

The Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Index

COMMITMENTS AND OBLIGATIONS

As of March 31, 2008, the Company had the following obligations, which includes both principal and interest payments:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$40,261,000	$40,261,000	$-	$-	$-
Notes payable	4,825,000	1,932,000	2,893,000	-	-
Priority tax claims	26,000	24,000	2,000	-	-
Convertible debt	24,697,000	1,549,000	3,099,000	20,049,000	-
Notes payable, related party	2,037,000	1,053,000	984,000	-	-

Contractual Obligations:
Operating leases	249,097,000	36,918,000	64,868,000	51,187,000	96,124,000
Capital leases	2,748,000	916,000	1,828,000	4,000	-

Other Commercial Commitments:
Letters of credit	2,039,000	2,039,000	-	-	-

Total Commitments	$325,730,000	$84,692,000	$73,674,000	$71,240,000	$96,124,000

SEASONALITY AND QUARTERLY RESULTS

Our two retail chains, TWC and Big Dog Sportswear, experience differing levels of seasonality.  The seasonality of TWC stores closely resembles traditional retailers.  The fourth quarter has historically accounted for the largest percentage of our TWC annual sales and profits.  We believe the seasonality of our Big Dog Sportswear stores is somewhat different than many apparel retailers since a significant number of our Big Dog Sportswear stores are located in tourist areas and outdoor malls that have different visitation patterns than urban and suburban retail centers.  The third and fourth quarters (consisting of the summer vacation, back-to-school and Christmas seasons) have historically accounted for the largest percentage of our Big Dog Sportswear annual sales and profits. We have historically incurred operating losses in the first half of the year and may be expected to do so in the foreseeable future.

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

The Company’s consolidated financial position and consolidated results of operations are subject to market risk associated with interest rate movements on borrowings.  Currently, its credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and index based on Prime or LIBOR.  Additionally, the Company has a term loan with an interest charge index based on Prime or LIBOR.  The Company had $38,673,000 outstanding borrowings under these arrangements as of March 31, 2008.  Based on these outstanding borrowings at March 31, 2008 and the current market condition, a one percent increase in the applicable interest rates would decrease annual cash flow and pretax earnings by approximately $387,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $387,000.  The Company’s market risk on interest rate movements will increase based on higher borrowing levels.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Index

ITEM 4:	CONTROLS AND PROCEDURES

At March 31, 2008, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. Additionally, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no significant changes in the Company’s risk factors since the filing of the 2007 Form 10-K.

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

THE WALKING COMPANY HOLDINGS, INC.

May 15, 2008	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2008	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)