Form 10-Q
period 2008-06-30
WALKING CO HOLDINGS, INC.
filed 2008-08-14
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or
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

☐ Yes                                                                                                ☒ No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at June 30, 2008 was 9,539,396 shares.

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES

Index

PART 1.                                FINANCIAL INFORMATION
ITEM 1:                                 FINANCIAL STATEMENTS
THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$946,000	$2,529,000
Receivables	5,100,000	8,805,000
Inventories, net	67,975,000	63,927,000
Prepaid expenses and other current assets	1,575,000	1,796,000
Deferred income taxes	2,189,000	1,805,000
Total current assets	77,785,000	78,862,000
PROPERTY AND EQUIPMENT, net	38,030,000	35,642,000
INTANGIBLE ASSETS, net	3,471,000	3,689,000
GOODWILL	6,296,000	3,131,000
DEFERRED INCOME TAXES	6,486,000	1,863,000
OTHER ASSETS	412,000	435,000
TOTAL	$132,480,000	$123,622,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$38,396,000	$23,203,000
Current portion of long-term debt	2,402,000	2,401,000
Current portion of long-term debt, related party	983,000	982,000
Accounts payable	13,585,000	12,974,000
Sales tax payable	1,036,000	1,608,000
Accrued expenses and other current liabilities	5,984,000	7,085,000
Total current liabilities	62,386,000	48,253,000

NOTES PAYABLE	2,480,000	2,098,000
LONG TERM CONVERTIBLE DEBT, NET ($3,000,000 held by related parties)	17,481,000	17,345,000
CAPITAL LEASE OBLIGATIONS	1,453,000	1,761,000
DEFERRED RENT AND LEASE INCENTIVES	9,101,000	7,795,000
DEFERRED GAIN ON SALE-LEASEBACK	63,000	90,000
Total liabilities	92,964,000	77,342,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,249,994 and 11,187,608 issued at June 30, 2008 and December 31, 2007, respectively	113,000	111,000
Additional paid-in capital	28,618,000	28,228,000
Retained earnings	20,231,000	27,387,000
Treasury stock, 1,710,598 shares at June 30, 2008 and December 31, 2007	(9,446,000)	(9,446,000)
Total stockholders' equity	39,516,000	46,280,000
TOTAL	$132,480,000	$123,622,000

See notes to the consolidated financial statements.

Index

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
NET SALES	$56,020,000	$55,854,000	$102,398,000	$100,078,000
COST OF GOODS SOLD	27,442,000	25,356,000	50,484,000	46,281,000
GROSS PROFIT	28,578,000	30,498,000	51,914,000	53,797,000

OPERATING EXPENSES:
Selling, marketing and distribution	28,477,000	26,933,000	56,024,000	53,780,000
General and administrative	2,379,000	2,737,000	4,795,000	5,098,000
Total operating expenses	30,856,000	29,670,000	60,819,000	58,878,000

INCOME (LOSS) FROM OPERATIONS	(2,278,000)	828,000	(8,905,000)	(5,081,000)

INTEREST INCOME	-	3,000	2,000	6,000

INTEREST EXPENSE	(1,075,000)	(1,132,000)	(2,106,000)	(1,838,000)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(3,353,000)	(301,000)	(11,009,000)	(6,913,000)

BENEFIT FROM INCOME TAXES	(1,175,000)	(113,000)	(3,855,000)	(2,590,000)

NET LOSS	$(2,178,000)	$(188,000)	$(7,154,000)	$(4,323,000)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.23)	$(0.02)	$(0.75)	$(0.46)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	9,518,000	9,415,000	9,499,000	9,375,000

See notes to the consolidated financial statements.

Index

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,154,000)	$(4,323,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,579,000	3,563,000
Stock option compensation	77,000	87,000
Excess tax benefits from share-based payment arrangements	(56,000)	(1,128,000)
Amortization of deferred financing fees	7,000	5,000
Amortization of debt issuance costs	136,000	-
Provision for losses on receivables	1,000	1,000
Loss (gain) on disposition of property and equipment	(45,000)	320,000
Deferred income taxes	(4,952,000)	(3,112,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	3,705,000	(850,000)
Inventories, net	(3,042,000)	(10,794,000)
Prepaid expenses and other assets	296,000	(628,000)
Accounts payable	138,000	5,931,000
Income taxes payable	-	(1,512,000)
Accrued expenses and other current liabilities	(1,707,000)	(2,300,000)
Deferred rent and lease incentives	1,305,000	1,163,000
Deferred gain on sale-leaseback	(26,000)	(26,000)
Net cash used in operating activities	(6,738,000)	(13,603,000)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(7,084,000)	(8,687,000)
Proceeds from the sale of property and equipment	450,000	244,000
Acquisition of Natural Comfort, net of cash acquired	(2,064,000)	-
Net cash used in investing activities	(8,698,000)	(8,443,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under line of credit agreement	15,193,000	(1,328,000)
Proceeds from issuance of convertible debt, net of debt issuance costs of $1,325,000	-	17,175,000
Net funds received under sale-leaseback transaction	-	2,062,000
Repayment of notes payable	(1,347,000)	(374,000)
Tax benefit from shared-based payment arrangements	56,000	1,128,000
Exercise of stock options	258,000	1,026,000
Payment of deferred financing fees	(30,000)	-
Repayment of capital lease obligations	(277,000)	(293,000)
Net cash provided by financing activities	13,853,000	19,396,000
NET DECREASE IN CASH	(1,583,000)	(2,650,000)
CASH, BEGINNING OF PERIOD	2,529,000	3,587,000
CASH, END OF PERIOD	$946,000	$937,000

See notes to the consolidated financial statements.

Index

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for (received from):
Interest	$1,992,000	$1,561,000
Income taxes	$(3,896,000)	$3,161,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$-	$931,000
Purchase of stock options with note payable	$-	$1,965,000

ACQUISITION OF NATURAL COMFORT, INC.:
Inventories	$1,007,000
Prepaid rents	29,000
Properties	68,000
Goodwill	3,165,000
Accrued expenses and other liabilities	(505,000)
Notes Payable	(1,700,000)
Net cash effect due to acquisition of net assets of Natural Comfort, Inc.	$2,064,000

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

On May 7, 2008, the Company changed its name from Big Dog Holdings, Inc. to The Walking Company Holdings, Inc. (together with its subsidiaries, the “Company”).  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law through a merger with a newly formed wholly owned subsidiary; stockholder approval was not required.   The merger did not affect the outstanding stock of the Company and no other changes were made to our Certificate of Incorporation.  In connection with the merger and related name change, the Company applied for, and received, a new CUSIP number for its common stock.  The new CUSIP number is 932036 106.  The Company has also changed its stock ticker symbol on the NASDAQ Global Market from “BDOG” to “WALK.”

The interim consolidated financial statements for the six months ended June 30, 2008 contain the results of operations since January 15, 2008, of the Company’s acquisition of primarily all the net assets of Natural Comfort.  For a description of the acquisition see Note 2 below.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for Big Dog Holdings, Inc. and subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2. Acquisition

Natural Comfort, Inc.

On January 15, 2008, The Walking Company (“TWC”), a subsidiary of the Company, acquired the assets and assumed certain liabilities of Natural Comfort, Inc. pursuant to an asset purchase agreement for a purchase price of approximately $3.8 million including acquisition costs.  Of this amount, $0.1 million was allocated to fixed assets, $1.0 million was allocated to inventory, $3.2 million was allocated to goodwill and $0.5 million was allocated to liabilities. TWC assumed liabilities for certain outstanding sales returns and gift certificates.

Under the terms of the asset purchase agreement, TWC acquired substantially all of the assets of Natural Comfort, Inc. including, but not limited to, the inventory and fixed assets of 8 stores.  The primary reason for the acquisition was to continue the growth of the Company by acquiring stores in strategic locations.  TWC has converted the majority of the acquired stores into “The Walking Company” stores.  The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations have been consolidated in the Company’s financial statements since acquisition on January 15, 2008.

Index

The Company funded the purchase price by drawing upon existing lines of credit, from available cash and through a $1.7 million note payable to the seller.  Pro forma results of operations have not been presented as the acquisition is not considered material to the Company’s consolidated financial statements.

NOTE 3. Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance (“WFRF”), which was most recently amended in March, 2008 (the “Amended Credit Agreement”) and previously amended in November, 2006.  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility is collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, most recently amended in March 2008, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  At December 31, 2007, the Company was not in compliance with one of its covenants and subsequently obtained a waiver from the WFRF. As of June 30, 2008, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (5.00% as of June 30, 2008) or a LIBOR loan rate plus a margin ranging up to 1.75% (3.98% as of June 30, 2008).  The Company had $2,396,000 in borrowings based on the bank’s base rate and $36,000,000 in LIBOR loans outstanding at June 30, 2008.  The Amended Credit Agreement expires in October 2011.  At June 30, 2008, the Company had approximately $1,045,000 of outstanding letters of credit expiring through October 2008, which includes a $1,000,000 stand-by letter of credit related to a promissory note entered in conjunction with TWC’s acquisition of the Footworks retail chain in 2005.

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

Index

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represented a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009. At June 30, 2008, the balance of the notes, $983,000, is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the TWC’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (5.50% as of June 30, 2008).  At June 30, 2008, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, TWC issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $1,000,000 stand-by letter of credit under the Company’s credit facility, as the second principal installment was paid in August 2007.  At June 30, 2008, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company in 2004, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At June 30, 2008 and December 31, 2007, $22,000 and $51,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of June 30, 2008 and December 31, 2007, the remaining notes had a balance of $2,000 and $4,000, respectively.

Additionally, as part of the acquisition of Natural Comfort, Inc., TWC also issued a $1,700,000 three-year promissory note to the seller.  The principal on this note is payable on January 15, 2011.  The note bears an interest rate of 7.0% and accrued interest is payable quarterly beginning June 2008.

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

Note 4.  Accounting for Stock-based Compensation

The Company is in compliance with the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $38,000 and $41,000 for the three month periods ended June 30, 2008 and 2007, respectively, and is included in operating expenses on the accompanying Consolidated Statements of Operations. The Company’s stock option compensation expense was $77,000 and $87,000 for the six month periods ended June 30, 2008 and 2007, respectively, and is included in operating expenses on the accompanying Consolidated Statements of Operations.  The Company also recorded a related $14,000 and $15,000 deferred tax benefit for the three month periods, and $27,000 and $32,000 for the six month periods ended June 30, 2008 and 2007, respectively.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $20,000 and $976,000 tax benefit for the quarters ended June 30, 2008 and 2007, respectively, primarily related to the exercise of stock options for which no compensation expense was recorded.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. Expected volatilities are based on the historical volatility of the Company’s common stock.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends.  Expected term is derived from the historical option exercise behavior.  The forfeiture rate is determined based on the Company’s actual historical option forfeiture experience.  There were no options granted in the three or six months ended June 30, 2008 and 2007.

Index

The following table summarizes stock option activity during the six month period ended June 30, 2008:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,424,856	$4.55
Granted	-	-
Exercised	(62,386)	(4.14)
Forfeited	(26,200)	(6.24)

Outstanding at June 30, 2008	1,336,270	$4.54	3.95	$1,631,000

Vested and expected to vest at June 30, 2008	1,324,850	$4.54	3.93	$1,621,000

Exercisable at June 30, 2008	1,222,070	$4.51	3.75	$1,538,000

The total intrinsic value of options exercised during the six month periods ended June 30, 2008 and 2007 was $168,000 and $1,971,000, respectively, determined as of the date of option exercises. The intrinsic value is the amount by which the current market value of the underlying common stock exceeds the exercise price of the stock option.

As of June 30, 2008, there was $122,000 of total unrecognized compensation cost, net of a 10% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of .57 years. The total fair value of shares vested during the six month periods ended June 30, 2008 and 2007 was $78,000 and $104,000, respectively.

Cash received from options exercised under share-based payment arrangements for the six months ended June 30, 2008 and 2007 was $258,000 and $1,026,000, respectively.

NOTE 5. Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock.  As of June 30, 2008, the Company had repurchased 1,710,598 shares totaling $9,446,000.

On April 3, 2007, the Company entered into and closed a convertible note agreement with certain purchasers selling $18.5 million aggregate principal amount of 8.375% convertible notes due 2012, interest payable quarterly.  Such notes are convertible into an aggregate of up to 1,027,777 shares of the Company’s common stock.  (See further discussion in Note 3. Long-Term Borrowings – Notes Payable)

Index

NOTE 6.  Segment Information

The Company currently has two reportable segments: (i) The business of its The Walking Company subsidiary, and (ii) The business of its Big Dog USA, Inc., which does business as Big Dog Sportswear.

The Big Dog Sportswear business includes 94 Big Dogs retail stores (primarily located in outlet malls), corporate sales, and its catalog and internet business.

The Walking Company business includes 201 The Walking Company stores located primarily in leading retail malls.  Stores acquired in the Footworks, Steve’s Shoes, Inc. and Natural Comfort Inc. acquisitions are included in  and have largely been converted to The Walking Company stores.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company.  The Company evaluates individual store profitability in terms of a store’s contribution which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs.  Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage.  Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three and six months ended June 30, 2008 and 2007:

	Big Dog Sportswear	The Walking Company	Total

Three months ended June 30, 2008
Net Sales	$14,296,000	$41,724,000	$56,020,000
Net Loss	$(720,000)	$(1,458,000)	$(2,178,000)
Total Assets	$28,237,000	$104,243,000	$132,480,000

Six months ended June 30, 2008
Net Sales	$23,378,000	$79,020,000	$102,398,000
Net Loss	$(2,996,000)	$(4,158,000)	$(7,154,000)
Total Assets	$28,237,000	$104,243,000	$132,480,000

	Big Dog Sportswear	The Walking Company	Total

Three months ended June 30, 2007
Net Sales	$17,453,000	$38,401,000	$55,854,000
Net (Loss) Income	$(329,000)	$141,000	$(188,000)
Total Assets	$39,863,000	$81,310,000	$121,173,000

Six months ended June 30, 2007
Net Sales	$29,132,000	$70,946,000	$100,078,000
Net Loss	$(2,835,000)	$(1,488,000)	$(4,323,000)
Total Assets	$39,863,000	$81,310,000	$121,173,000

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

Index

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

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We continue to evaluate the application of FSP APB 14-1 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The FASB does not expect that this statement will result in a change to current practice.

There are no other accounting standards issued as of August 8, 2008 that are expected to have a material impact on the Company’s consolidated financial statements.

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

For the periods ended June 30, 2008 and 2007, stock options of 1,336,270 and 1,454,096, respectively, which represent total amount of options outstanding, were excluded from the computation of diluted loss per share.

Index

Our convertible notes (See Note 3. Debt) contain a feature with an initial conversion price of $18 per share into an aggregate of up to 1,027,777 shares of the Company’s common stock, which are excluded from the computation of diluted loss per share.

NOTE 9. Income Taxes — Implementation of FIN 48

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of adoption, the Company did not record any initial amount for previously unrecognized tax liabilities. The Company does not expect the amounts of unrecognized benefits to change significantly in the next 12 months.

As of June 30, 2008 and June 30, 2007, the Company did not recognize any additional estimated liability.

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

NOTE 10.  Legal Contingency

The Company is from time to time made a party to certain litigation in the course of its business.  The Company at this time does not believe that the outcome of any current litigation will have a material adverse impact on our operations or financial condition.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes related thereto of the Walking Company Holdings, Inc. and subsidiaries (collectively, the “Company”). Certain minor differences in the amounts below result from rounding of the amounts shown in the unaudited consolidated financial statements.

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

RESULTS OF OPERATIONS

Factors Affecting Comparability

As previously explained, the Company’s subsidiary, The Walking Company (“TWC”), acquired assets of Natural Comfort, Inc. on January 15, 2008 (see Note 2 to the Notes to the Consolidated Financial Statements).  Additionally, management periodically reviews and adjusts the allocation of expenses to ensure an appropriate distribution between the subsidiaries. As a result, period-to-period comparisons may not always be meaningful.  See Note 2 to the unaudited consolidated financial statements.

Three Months Ended June 30, 2008 and 2007

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and corporate accounts, all net of returns and allowances.  Net sales increased to $56.0 million for the three months ended June 30, 2008 from $55.9 million for the same period in 2007, an increase of $0.1 million, or 0.3%.  The increase was primarily attributable to $4.3 million that was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores (e.g. stores not open at least one full year), which includes new stores opened in the period and retrofitted stores, and $0.5 million attributable to a 4.0% increase in Big Dog Sportswear comparable store sales for the period.  The increases were offset by $1.0 million related to a 3.2% decrease in comparable store sales for TWC (stores open more than one year), and $3.4 million attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores (e.g. stores closed during the period), and a $0.3 million decrease in mail order and internet sales.  The increase in TWC stores not yet qualifying as comparable store sales is primarily related to the opening of new TWC stores and the acquisition of Natural Comfort, Inc. on January 15, 2008.  The decrease in Big Dog Sportswear store sales not yet qualifying as comparable store sales is primarily related to the continued closing of stores, such closure of Big Dog Sportswear retail stores is expected to continue in the future due to their continued unprofitability.

Index

GROSS PROFIT. Gross profit decreased to $28.6 million for the three months ended June 30, 2008 from $30.5 million for the same period in 2007, a decrease of $1.9 million, or 6.3%. As a percentage of net sales, gross profit decreased to 51.0% in the three months ended June 30, 2008 from 54.6% for the same period in 2007.  TWC’s gross profit for the three month period ended June 30, 2008 decreased slightly to 51.7% from 52.4% in the comparable period in 2007.  Big Dog Sportswear’s gross profit decreased to 49.1% in the three months ended June 30, 2008 compared to 59.5% in 2007.  The 10.4% decrease was primarily due to a shift in the period towards promotional sales in connection with the continued store closings.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $28.5 million in the three months ended June 30, 2008 from $26.9 million for the same period in 2007, an increase of $1.6 million, or 5.9%. As a percentage of net sales, selling, marketing and distribution expenses increased to 50.8% in the three months ended June 30, 2008 from 48.2% for the same period in 2007, an increase of 2.6%.  The increase is related to spreading the operating expenses over a smaller sales base.  The Company's decrease in sales resulted from the closure of Big Dogs stores, a decline in TWC comparative store sales, as well as operating lag experienced from certain newly opened TWC stores.  This trend is expected to continue as more Big Dog Sportswear stores are closed in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $2.4 million for the three months ended June 30, 2008 from $2.7 million for the same period in 2007.   As a percentage of net sales, these expenses decreased to 4.2% in the three months ended June 30, 2008 from 4.9% for the same period in 2007, a decrease of 0.7%. The decrease relates to certain staffing and other cost saving initiatives that were implemented in early 2008.

INTEREST INCOME. Interest income for the three month periods ended June 30, 2008 and 2007 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense remained constant at $1.1 million for the three month period ended June 30, 2008 and the three month period ended June 30, 2007.

INCOME TAXES.  The Company recorded an income tax benefit at an effective tax rate of 35.0% and 37.5% in the three month periods ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate is related to an anticipated decrease in certain state income tax benefits. The Company believes it will fully realize the benefit considering both its history of taxable income as well as projected seasonal sales and profits in the fourth quarter as discussed in “Seasonality” below.

Six Months Ended June 30, 2008 and 2007

NET SALES. Net sales increased to $102.4 million for the six months ended June 30, 2008 from $100.1 million for the same period in 2007, an increase of $2.3 million, or 2.3%.  The increase was primarily attributable to $9.3 million  in increased TWC sales for stores not yet qualifying as comparable stores (e.g. stores not open at least one full year), which includes new stores opened in the period.  The increase was offset by $0.1 million attributable to a 0.3% decrease in Big Dog Sportswear comparable store sales for the period, $1.2 million related to a 1.9% decrease in comparable store sales for TWC, $5.6 million attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores (e.g. stores not open at least one full year), which includes the continued closure of certain Big Dog Sportswear stores and a $0.1 million decrease in the Company’s Big Dog Sportswear catalog/Internet business.  The increase in TWC store sales not yet qualifying as comparable store sales is primarily related to newly opened TWC stores and the acquisition of Natural Comfort, Inc. on January 15, 2008.  The decrease in comparable store sales is primarily related to an overall decrease in consumer traffic in the Company’s stores and outlet locations.

Index

GROSS PROFIT. Gross profit decreased to $51.9 million for the six months ended June 30, 2008 from $53.8 million for the same period in 2007, a decrease of $1.9 million, or 3.5%. As a percentage of net sales, gross profit decreased to 50.7% for the six months ended June 30, 2008 from 53.8% for the same period in 2007.  TWC’s gross profit for the six month period ended June 30, 2008 decreased slightly to 51.2% for the six months ended June 30, 2008 from 52.2% for the same period in 2007.  Big Dog Sportswear’s gross profit decreased to 48.9% in the six months ended June 30, 2008 from 57.5% for the same period in 2007. The 8.6% decrease was primarily due to a shift in the period towards promotional sales in connection with the continued store closings.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $56.0 million in the six months ended June 30, 2008 from $53.8 million for the same period in 2007, an increase of $2.2 million, or 4.2%. As a percentage of net sales, selling, marketing and distribution expenses increased to 54.7% in the six months ended June 30, 2008 from 53.7% for the same period in 2007, an increase of 1.0%.  The increase is related to spreading the operating expenses over a smaller sales base.  The Company's decrease in sales resulted from the closure of Big Dogs stores, a decline in TWC comparative store sales, as well as operating lag experienced from certain newly opened TWC stores.  This trend is expected to continue as more Big Dog Sportswear stores are closed in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $4.8 million for the six months ended June 30, 2008 from $5.1 million for the same period in 2007.  As a percentage of net sales, these expenses decreased slightly to 4.7% in the six months ended June 30, 2008 and 5.1% for the same period in 2007. The decrease relates to a corporate cost reduction program and spreading fixed costs over a larger sales base.

INTEREST INCOME. Interest income for the six month periods ended June 30, 2008 and 2007 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $2.1 million for the six month period ended June 30, 2008 from $1.8 million the six month period ended June 30, 2007.  The increase is related to increased borrowings primarily to support continued TWC store growth.

Index

INCOME TAXES.  The Company recorded an income tax benefit at an effective tax rate of 35.0% and 37.5% in the six month periods ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate is related to an anticipated decrease in certain state income tax benefits. The Company believes it will fully realize the benefit considering both its history of taxable income as well as projected seasonal sales and profits in the fourth quarter as discussed in “Seasonality” below.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2008, the Company’s primary uses of cash were for merchandise inventories, capital expenditures, the acquisition of Natural Comfort, Inc. and general operating activity.  The Company primarily satisfied its cash requirements from existing cash balances and borrowings from the line of credit.

Cash used in operating activities was $6.7 million and $13.6 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease in cash used in operating activities is principally due to reduced inventory purchases for the six months ended June 30, 2008.

Cash used in investing activities was $8.7 million and $8.4 million for the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities in the first six months of 2008 primarily relates to $7.1 million of capital expenditures for TWC new store openings and retrofitting existing TWC and Big Dog Sportswear stores.  An additional $2.1 million was used for the acquisition of Natural Comfort, Inc.  Cash used in investing activities in the first six months of 2007 primarily relates to $8.7 million for capital expenditures for TWC new store openings, retrofitting existing TWC stores and corporate additions.

Cash provided by financing activities was $13.9 million and $19.4 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in the 2008 period is primarily related to a reduction in borrowings in the period and a reduction in stock option exercises.

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance (“WFRF”), which was most recently amended in March, 2008 (the “Amended Credit Agreement”) and previously amended in November, 2006.  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility is collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, most recently amended in March 2008, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  At December 31, 2007, the Company was not in compliance with one of its covenants and subsequently obtained a waiver from the WFRF. As of June 30, 2008, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (5.00% as of June 30, 2008) or a LIBOR loan rate plus a margin ranging up to 1.75% (3.98% as of June 30, 2008).  The Company had $2,396,000 in borrowings based on the bank’s base rate and $36,000,000 in LIBOR loans outstanding at June 30, 2008.  The Amended Credit Agreement expires in October 2011.  At June 30, 2008, the Company had approximately $1,045,000 of outstanding letters of credit expiring through October 2008, which includes a $1,000,000 stand-by letter of credit related to a promissory note entered in conjunction with TWC’s acquisition of the Footworks retail chain in 2005.

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

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represented a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009. At June 30, 2008, the balance of the notes, $983,000, is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the TWC’s acquisition of Footworks in 2005, Wells Fargo Retail Finance issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus .5% or LIBOR plus 2.75% (5.50% as of June 30, 2008).  At June 30, 2008, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Index

Additionally, in conjunction with the acquisition of Footworks, TWC issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc.  The principal on this note is payable in three annual installments beginning August 31, 2006.  The note bears an interest rate of 5.0% and accrued interest is payable quarterly beginning December 2005.  The note is partially secured by a $1,000,000 stand-by letter of credit under the Company’s credit facility, as the second principal installment was paid in August 2007.  At June 30, 2008, $1,000,000 of the promissory note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

As part of the acquisition of The Walking Company in 2004, TWC assumed priority tax claims totaling approximately $627,000.  The Bankruptcy Code requires that each holder of a priority tax claim will be paid in full with interest at the rate of six percent per year with annual payments for a period of six years.  At June 30, 2008 and December 31, 2007, $22,000 and $51,000, respectively, of the priority tax claim note is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.  As of June 30, 2008 and December 31, 2007, the remaining notes had a balance of $2,000 and $4,000, respectively.

Additionally, as part of the acquisition of Natural Comfort, Inc., TWC also issued a $1,700,000 three-year promissory note to the seller.  The principal on this note is payable on January 15, 2011.  The note bears an interest rate of 7.0% and accrued interest is payable quarterly beginning June 2008.

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

Index

COMMITMENTS AND OBLIGATIONS

As of June 30, 2008, the Company had the following obligations, which includes both principal and interest payments:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$39,661,000	$39,661,000	$-	$-	$-
Notes payable	4,591,000	1,912,000	2,679,000	-	-
Priority tax claims	26,000	24,000	2,000	-	-
Convertible debt	24,310,000	1,549,000	3,099,000	19,662,000	-
Notes payable, related party	1,036,000	1,036,000	-	-	-

Contractual Obligations:
Operating leases	244,442,000	37,608,000	62,572,000	51,750,000	92,512,000
Capital leases	2,519,000	916,000	1,601,000	2,000	-

Other Commercial Commitments:
Letters of credit	1,044,000	44,000	1,000,000	-	-

Total Commitments	$317,629,000	$82,750,000	$70,953,000	$71,414,000	$92,512,000

SEASONALITY

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

The Company’s consolidated financial position and consolidated results of operations are subject to market risk associated with interest rate movements on borrowings.  Currently, its credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and index based on Prime or LIBOR.  Additionally, the Company has a term loan with an interest charge index based on Prime or LIBOR.  The Company had $38,396,000 outstanding borrowings under these arrangements as of June 30, 2008.  Based on these outstanding borrowings at June 30, 2008 and the current market condition, a one percent increase in the applicable interest rates would decrease annual cash flow and pretax earnings by approximately $384,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $384,000.  The Company’s market risk on interest rate movements will increase based on higher borrowing levels.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Index

ITEM 4:                  CONTROLS AND PROCEDURES

At June 30, 2008, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. Additionally, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None

ITEM 5:                  OTHER INFORMATION
None

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

On May 8, 2008 the Company filed a Form 8-K to disclose first quarter 2008 financial results and to announce the Company’s name change from Big Dog Holdings, Inc. to the The Walking Company Holdings, Inc.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALKING COMPANY HOLDINGS, INC.

August 14, 2008	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2008	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)