Form 10-Q
period 2008-09-30
WALKING CO HOLDINGS, INC.
filed 2008-11-14
CIK 1019439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or
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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at September 30, 2008 was 9,540,596 shares.

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART 1.                               FINANCIAL INFORMATION
ITEM 1:                                FINANCIAL STATEMENTS

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$536,000	$2,529,000
Receivables, net	5,098,000	8,805,000
Inventories, net	75,028,000	63,927,000
Prepaid expenses and other current assets	1,600,000	1,796,000
Deferred income taxes	2,081,000	1,805,000
Total current assets	84,343,000	78,862,000
PROPERTY AND EQUIPMENT, net	38,817,000	35,642,000
INTANGIBLE ASSETS, net	3,361,000	3,689,000
GOODWILL	6,296,000	3,131,000
DEFERRED INCOME TAXES	8,000,000	1,863,000
OTHER ASSETS	388,000	435,000
TOTAL	$141,205,000	$123,622,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$38,580,000	$23,203,000
Current portion of long-term debt	1,402,000	2,401,000
Current portion of long-term debt, related party	983,000	982,000
Accounts payable	24,115,000	12,974,000
Sales tax payable	961,000	1,608,000
Accrued expenses and other current liabilities	6,578,000	7,085,000
Total current liabilities	72,619,000	48,253,000

NOTES PAYABLE	2,313,000	2,098,000
LONG TERM CONVERTIBLE DEBT, NET ($3,000,000 held by related parties)	17,549,000	17,345,000
CAPITAL LEASE OBLIGATIONS	1,262,000	1,761,000
DEFERRED RENT AND LEASE INCENTIVES	10,393,000	7,795,000
DEFERRED GAIN ON SALE-LEASEBACK	50,000	90,000
Total liabilities	104,186,000	77,342,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,251,194 and 11,187,608 issued at September 30, 2008 and December 31, 2007, respectively	113,000	111,000
Additional paid-in capital	28,660,000	28,228,000
Retained earnings	17,692,000	27,387,000
Treasury stock, 1,710,598 shares at September 30, 2008 and December 31, 2007	(9,446,000)	(9,446,000)
Total stockholders' equity	37,019,000	46,280,000
TOTAL	$141,205,000	$123,622,000

See notes to the consolidated financial statements.

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
NET SALES	$59,470,000	$56,554,000	$161,869,000	$156,632,000
COST OF GOODS SOLD	30,779,000	26,359,000	81,264,000	72,640,000
GROSS PROFIT	28,691,000	30,195,000	80,605,000	83,992,000

OPERATING EXPENSES:
Selling, marketing and distribution	29,269,000	26,886,000	85,294,000	80,668,000
General and administrative	2,295,000	2,365,000	7,089,000	7,462,000
Total operating expenses	31,564,000	29,251,000	92,383,000	88,130,000

INCOME (LOSS) FROM OPERATIONS	(2,873,000)	944,000	(11,778,000)	(4,138,000)

INTEREST INCOME	-	2,000	2,000	8,000

INTEREST EXPENSE	(1,032,000)	(1,173,000)	(3,139,000)	(3,010,000)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(3,905,000)	(227,000)	(14,915,000)	(7,140,000)

BENEFIT FROM INCOME TAXES	(1,366,000)	(87,000)	(5,221,000)	(2,678,000)

NET LOSS	$(2,539,000)	$(140,000)	$(9,694,000)	$(4,462,000)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.27)	$(0.01)	$(1.02)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	9,541,000	9,457,000	9,513,000	9,403,000

See notes to the consolidated financial statements.

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,694,000)	$(4,462,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,008,000	5,331,000
Stock option compensation	114,000	127,000
Excess tax benefits from share-based payment arrangements	(56,000)	(1,165,000)
Amortization of deferred financing fees	11,000	7,000
Amortization of debt issuance costs	204,000	137,000
Provision for losses on receivables	1,000	1,000
Loss (gain) on disposition of property and equipment	(47,000)	364,000
Deferred income taxes	(6,357,000)	(3,225,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	3,707,000	(1,529,000)
Inventories, net	(10,094,000)	(24,012,000)
Prepaid expenses and other assets	290,000	(1,315,000)
Accounts payable	10,668,000	12,801,000
Income taxes payable	-	(1,512,000)
Accrued expenses and other current liabilities	(1,184,000)	(2,526,000)
Deferred rent and lease incentives	2,597,000	2,093,000
Deferred gain on sale-leaseback	(40,000)	(40,000)
Net cash used in operating activities	(2,872,000)	(18,925,000)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(10,191,000)	(13,929,000)
Proceeds from the sale of property and equipment	451,000	254,000
Acquisition of Natural Comfort, net of cash acquired	(2,064,000)	-
Net cash used in investing activities	(11,804,000)	(13,675,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under line of credit agreement	15,377,000	10,402,000
Proceeds from issuance of convertible debt, net of debt issuance costs of $1,325,000	-	17,132,000
Net funds received under sale-leaseback transaction	-	2,062,000
Repayment of notes payable	(2,534,000)	(1,556,000)
Tax benefit from shared-based payment arrangements	56,000	1,165,000
Exercise of stock options	262,000	1,165,000
Payment of deferred financing fees	(30,000)	-
Repayment of capital lease obligations	(448,000)	(446,000)
Net cash provided by financing activities	12,683,000	29,924,000
NET DECREASE IN CASH	(1,993,000)	(2,676,000)
CASH, BEGINNING OF PERIOD	2,529,000	3,587,000
CASH, END OF PERIOD	$536,000	$911,000

See notes to the consolidated financial statements.

THE WALKING COMPANY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for (received from):
Interest	$2,877,000	$2,794,000
Income taxes	$(3,857,000)	$3,224,000

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$-	$931,000
Purchase of stock options with note payable	$-	$1,965,000

ACQUISITION OF NATURAL COMFORT, INC.:
Inventories	$1,007,000
Prepaid rents	29,000
Properties	68,000
Goodwill	3,165,000
Accrued expenses and other liabilities	(505,000)
Notes Payable	(1,700,000)
Net cash effect due to acquisition of net assets of Natural Comfort, Inc.	$2,064,000

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

On May 7, 2008, the Company changed its name from Big Dog Holdings, Inc. to The Walking Company Holdings, Inc. (together with its subsidiaries, the “Company”).  The name change was effected pursuant to Section 253 of the Delaware General Corporation Law through a merger with a newly formed wholly owned subsidiary; stockholder approval was not required.   The merger did not affect the outstanding stock of the Company and no other changes were made to our Certificate of Incorporation.  In connection with the merger and related name change, the Company applied for, and received, a new CUSIP number for its common stock.  The new CUSIP number is 932036 106.  The Company has also changed its stock ticker symbol on the NASDAQ Global Market from “BDOG” to “WALK”.

The interim consolidated financial statements for the nine months ended September 30, 2008 contain the results of operations since January 15, 2008, of the Company’s acquisition of primarily all the net assets of Natural Comfort.  For a description of the acquisition see Note 2 below.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for Big Dog Holdings, Inc. and subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under the terms of the asset purchase agreement, TWC acquired substantially all of the assets of Natural Comfort, Inc. including, but not limited to, the inventory and fixed assets of 8 stores.  The primary reason for the acquisition was to continue the growth of the Company by acquiring stores in strategic locations.  TWC has converted all of the acquired stores into “The Walking Company” stores.  The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations have been consolidated in the Company’s financial statements since acquisition on January 15, 2008.

The Company funded the purchase price by drawing upon existing lines of credit, from available cash and through a $1.7 million note payable to the seller.  Pro forma results of operations have not been presented as the acquisition is not considered material to the Company’s consolidated financial statements.

NOTE 3.  Debt

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance (“WFRF”), which was most recently amended in March 2008 (the “Amended Credit Agreement”) and previously amended in November 2006.  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility is collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, most recently amended in March 2008, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  At December 31, 2007, the Company was not in compliance with one of its covenants and subsequently obtained a waiver from the WFRF. As of September 30, 2008, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (5.00 % as of September 30, 2008) or a LIBOR loan rate plus a margin ranging up to 1.75% (4.24 % as of September 30, 2008).  The Company had $ 8,080,000 in borrowings based on the bank’s base rate and $30,500,000 in LIBOR loans outstanding at September 30, 2008.  The Amended Credit Agreement expires in October 2011.  At September 30, 2008, the Company had approximately $818,000 of outstanding letters of credit expiring through November 2008 and approximately $14,000,000 of excess availability on its line of credit.

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

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represented a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009. At September 30, 2008, the balance of the notes, $983,000, is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the TWC’s acquisition of Footworks in 2005, WFRF issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus ..5% or LIBOR plus 2.75% (5.50% as of September 30, 2008).  At September 30, 2008, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, TWC issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc.  As of September 30, 2008, the note was paid off.

As part of the acquisition of Natural Comfort, Inc., TWC issued a $1,700,000 three-year promissory note to the seller.  The principal on this note is payable on January 15, 2011.  The note bears an interest rate of 7.0% and accrued interest is payable quarterly beginning June 2008.

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

Note 4.  Accounting for Stock-based Compensation

The Company is in compliance with the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $37,000 and $40,000 for the three month periods ended September 30, 2008 and 2007, respectively, and is included in operating expenses on the accompanying Consolidated Statements of Operations. The Company’s stock option compensation expense was $114,000 and $127,000 for the nine month periods ended September 30, 2008 and 2007, respectively, and is included in operating expenses on the accompanying Consolidated Statements of Operations.  The Company also recorded a related $13,000 and $15,000 deferred tax benefit for the three month periods, and $40,000 and $48,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded a $37,000 tax benefit for the quarter ended September 30, 2007, primarily related to the exercise of stock options for which no compensation expense was recorded.  No such tax benefit was recorded for the quarter ended September 30, 2008.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. Expected volatilities are based on the historical volatility of the Company’s common stock.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is zero as the Company is subject to a debt covenant prohibiting the payment of dividends.  Expected term is derived from the historical option exercise behavior.  The forfeiture rate is determined based on the Company’s actual historical option forfeiture experience.  There were no options granted in the three or nine months ended September 30, 2008 and 2007.

The following table summarizes stock option activity during the nine month period ended September 30, 2008:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,424,856	$4.55
Granted	-	-
Exercised	(63,586)	(4.13)
Forfeited	(29,300)	(6.04)

Outstanding at September 30, 2008	1,331,970	$4.54	3.69	$1,444,000

Vested and expected to vest at September 30, 2008	1,323,835	$4.54	3.68	$1,436,000

Exercisable at September 30, 2008	1,250,620	$4.54	3.56	$1,364,000

The total intrinsic value of options exercised during the nine month periods ended September 30, 2008 and 2007 was $169,000 and $2,197,000, respectively, determined as of the date of option exercises. The intrinsic value is the amount by which the current market value of the underlying common stock exceeds the exercise price of the stock option.

As of September 30, 2008, there was $122,000 of total unrecognized compensation cost, net of a 10% expected forfeiture rate, related to unvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of .33 years. The total fair value of shares vested during the nine month periods ended September 30, 2008 and 2007 was $163,000 and $190,000, respectively.

Cash received from options exercised under share-based payment arrangements for the nine months ended September 30, 2008 and 2007 was $262,000 and $1,165,000, respectively.

NOTE 5.  Stockholders’ Equity

In March 1998, the Company announced that its Board authorized the repurchase of up to $10,000,000 of its common stock.  As of September 30, 2008, the Company had repurchased 1,710,598 shares totaling $9,446,000.

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

The Walking Company business includes 205 The Walking Company stores located primarily in leading retail malls.  Stores acquired in the Footworks, Steve’s Shoes, Inc. and Natural Comfort, Inc. acquisitions are included in and have largely been converted to The Walking Company stores.

The Big Dog Sportswear business includes 71 Big Dogs retail stores (primarily located in outlet malls), corporate sales, and its catalog and internet business. As part of a long-term restructuring and strategic plan, the Company has been allowing the leases of stores to expire and negotiating a plan to close-out the remaining Big Dogs chain of retail stores.  The Company has reached agreements with substantially all of its landlords to close the remaining stores.  It is expected that the chain will be reduced to approximately six to eight stores by the end of January 2009, and these stores will liquidate remaining inventory in 2009.

The accounting policies of the reportable segments are consistent with the consolidated financial statements of the Company.  The Company evaluates individual store profitability in terms of a store’s contribution, which is defined as gross margin less direct selling, occupancy, and certain indirect selling costs.  Overhead costs attributable to both subsidiaries are accumulated and then allocated to each subsidiary based on operational usage.  Management periodically reviews and adjusts the allocation to ensure an equitable distribution between the subsidiaries. Below are the results of operations on a segment basis for the three and nine months ended September 30, 2008 and 2007:

	Big Dog Sportswear	The Walking Company	Total
Three months ended September 30, 2008
Net Sales	$16,745,000	$42,725,000	$59,470,000
Net Loss	$(820,000)	$(1,719,000)	$(2,539,000)
Total Assets	$20,340,000	$120,865,000	$141,205,000

Nine months ended September 30, 2008
Net Sales	$40,123,000	$121,746,000	$161,869,000
Net Loss	$(3,817,000)	$(5,877,000)	$(9,694,000)
Total Assets	$20,340,000	$120,865,000	$141,205,000

Three months ended September 30, 2007
Net Sales	$19,643,000	$36,911,000	$56,554,000
Net (Loss) Income	$419,000	$(558,000)	$(140,000)
Total Assets	$42,035,000	$97,188,000	$139,223,000

Nine months ended September 30, 2007
Net Sales	$48,776,000	$107,856,000	$156,632,000
Net Loss	$(2,417,000)	$(2,045,000)	$(4,462,000)
Total Assets	$42,035,000	$97,188,000	$139,223,000

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FSP 157-3, which clarifies the provision of SFAS No. 157 when the market for financial assets are not active and key considerations for determining the fair value. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

There are no other accounting standards issued as of November 5, 2008 that are expected to have a material impact on the Company’s consolidated financial statements.

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

For the periods ended September 30, 2008 and 2007, stock options of 1,331,970 and 1,430,256, respectively, which represent total amount of options outstanding, were excluded from the computation of diluted loss per share.

Our convertible notes (See Note 3. Debt) contain a feature with an initial conversion price of $18 per share into an aggregate of up to 1,027,777 shares of the Company’s common stock, which are excluded from the computation of diluted loss per share.

NOTE 9.  Income Taxes — Implementation of FIN 48

On January 1, 2007, the Company adopted the provisions of FIN 48. As of September 30, 2008 and September 30, 2007, the Company has not recognized any estimated liability.

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

Note 10.  Restructuring and Exit Costs

Due to the continued decline of Big Dog sales experienced over the past few years, the Company announced its intent to close 86 of its 94 Big Dog Sportswear retail stores as part of a restructuring plan during the third quarter 2008.  The Company recorded a pre tax charge of $1,294,000 related, in part, to the closure of 23 stores in the third quarter. This charge includes $828,000 related to lease termination costs, $181,000 related to one time benefits to employees who are involuntarily terminated and $285,000 related to costs to consolidate facilities.  An additional 63 stores are anticipated to close by January 31, 2009, when the restructuring plan will be completed.  Total costs are expected to be $3,376,000, of which $828,000 relates to lease termination costs, $794,000 relates to one time benefits for employees who are involuntarily terminated and $1,754,000 relates to costs to consolidate facilities.  Such restructuring and exit costs are included in selling, marketing and distribution expense in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2008.

The Company evaluated the planned store closures in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and determined that the planned closure of these stores does not yet meet the criteria required to account for the operations as discontinued because of the Company’s continuing involvement with the remaining stores and their ongoing website sales.  The Company will continue to evaluate, on a quarterly basis, if these closures meet the criteria for discontinued operations accounting.

The following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Lease Termination Costs	Employee Termination Benefits	Facility Consolidation Costs	Total Costs
Balance, Beginning of the Period	$-	$-	$-	$-
Additional expense incurred	828,000	181,000	$285,000	$1,294,000
Amounts paid	19,000	69,000	$254,000	$342,000
Balance, End of Period	$809,000	$112,000	$31,000	$952,000

NOTE 11.  Legal Contingency

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

Three Months Ended September 30, 2008 and 2007

NET SALES. Net sales consist of sales from the Company’s stores, catalog, internet website, and corporate accounts, all net of returns and allowances.  Net sales increased to $59.5 million for the three months ended September 30, 2008 from $56.6 million for the same period in 2007, an increase of $2.9 million, or 5.1%.  The increase was primarily attributable to $0.5 million related to a 1.5% increase in comparable store sales for TWC (stores open more than one year), $5.3 million that was attributable to an increase in TWC sales for stores not yet qualifying as comparable stores (i.e. stores not open at least one full year), which includes new stores opened in the period and retrofitted stores, and $1.7 million attributable to a 12.6% increase in Big Dog Sportswear comparable store sales for the period.  The increases were offset by $4.3 million attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores (i.e. stores closed during the period), and a $0.3 million decrease in mail order and internet sales.  The increase in TWC stores not yet qualifying as comparable store sales is primarily related to the opening of new TWC stores and the acquisition of Natural Comfort, Inc. on January 15, 2008.  The decrease in Big Dog Sportswear store sales not qualifying as comparable store sales is primarily related to the continued closing of stores, such closure of Big Dog Sportswear retail stores is expected to continue in the future due to their continued unprofitability.  As part of a long-term restructuring and strategic plan, the Company has been successful in negotiating a plan to close-out the Big Dogs chain of retail stores.  The Company has reached agreements with many of its landlords to close the remaining stores.  It is expected that the chain will be reduced to approximately eight stores by the end of January 2009, and these stores will liquidate remaining inventory in 2009.  As a result of these planned closures and related inventory liquidation, Big Dog comparable store sales increased in excess of 10%, albeit at reduced margins.  Substantially all the remaining Big Dogs stores have implemented the same inventory liquidation and store closing plan, and the Company expects inventory to continue to be liquidated through the end of the year.

GROSS PROFIT. Gross profit decreased to $28.7 million for the three months ended September 30, 2008 from $30.2 million for the same period in 2007, a decrease of $1.5 million, or 5.0%. As a percentage of net sales, gross profit decreased to 48.2% in the three months ended September 30, 2008 from 53.4% for the same period in 2007 primarily due to higher freight and handling costs.  TWC’s gross profit for the three months ended September 30, 2008 decreased to 50.1% from 51.6% in the comparable period in 2007.  Big Dog Sportswear’s gross profit decreased to 43.4% in the three months ended September 30, 2008 compared to 56.8% in 2007.  The 13.4% decrease was primarily due to a shift in the period towards promotional sales in connection with the continued store closings.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses consist of expenses associated with creating, distributing and selling products through all channels of distribution, including occupancy, payroll and catalog costs. Selling, marketing and distribution expenses increased to $29.3 million in the three months ended September 30, 2008 from $26.9 million for the same period in 2007, an increase of $2.4 million, or 8.9%. As a percentage of net sales, selling, marketing and distribution expenses increased to 49.2% in the three months ended September 30, 2008 from 47.5% for the same period in 2007, an increase of 1.7%.  The increase is primarily related to recording $1.0 million of Big Dog store closure expense, as well as spreading the operating expenses over a smaller Big Dog sales base.  The Company's decrease in sales resulted from the closure of Big Dogs stores.  This trend is expected to continue as more Big Dog Sportswear stores are closed in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative salaries, corporate occupancy costs and other corporate expenses. General and administrative expenses decreased to $2.3 million for the three months ended September 30, 2008 from $2.4 million for the same period in 2007.   As a percentage of net sales, these expenses decreased to 3.9% in the three months ended September 30, 2008 from 4.2% for the same period in 2007, a decrease of 0.3%. The decrease relates to certain staffing and other cost saving initiatives that were implemented in early 2008.

INTEREST INCOME. Interest income for the three month periods ended September 30, 2008 and 2007 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense decreased to $1.0 million for the three months ended September 30, 2008 from $1.2 million for the same period in 2007, a decrease of $0.2 million.

INCOME TAXES.  The Company recorded an income tax benefit at an effective tax rate of 35.0% and 37.5% in the three month periods ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate is related to an anticipated decrease in certain state income tax benefits. The Company believes it will fully realize the benefit considering both its history of taxable income as well as projected seasonal sales and profits in the fourth quarter as discussed in “Seasonality” below.

Nine Months Ended September 30, 2008 and 2007

NET SALES. Net sales increased to $161.9 million for the nine months ended September 30, 2008 from $156.6 million for the same period in 2007, an increase of $5.3 million, or 3.4%.  The increase was primarily attributable to $14.6 million in increased TWC sales for stores not yet qualifying as comparable stores (i.e. stores not open at least one full year), which includes new stores opened in the period, and $1.7 million attributable to a 4.9% increase in Big Dog Sportswear comparable store sales for the period.  The increase was offsetby $0.7 million related to a 0.7% decrease in comparable store sales for TWC, $9.9 million attributable to a decrease in Big Dog Sportswear sales for stores not qualifying as comparable stores (i.e. stores closed in the period) and a $0.4 million decrease in the Company’s Big Dog Sportswear catalog/Internet business.  The increase in TWC store sales not yet qualifying as comparable store sales is primarily related to newly opened TWC stores and the acquisition of Natural Comfort, Inc. on January 15, 2008.  The decrease in Big Dog Sportswear store sales not yet qualifying as comparable store sales is primarily related to the continued closing of stores.  Such closure of Big Dog Sportswear retail stores is expected to continue in the future due to their continued unprofitability.  As part of a long-term restructuring and strategic plan, the Company has been successful in negotiating a plan to close-out the Big Dogs chain of retail stores.  The Company has reached agreements with many of its landlords to close the remaining stores.  It is expected that the chain will be reduced to approximately eight stores by the end of January 2009, and these stores will liquidate remaining inventory in 2009.  As a result of these planned closures and related inventory liquidation, Big Dog comparable store sales increased.  Substantially all the remaining Big Dogs stores have implemented the same inventory liquidation and store closing plan, and the Company expects inventory to continue to be liquidated through the end of the year.

GROSS PROFIT. Gross profit decreased to $80.6 million for the nine months ended September 30, 2008 from $84.0 million for the same period in 2007, a decrease of $3.4 million, or 4.0%. As a percentage of net sales, gross profit decreased to 49.8% for the nine months ended September 30, 2008 from 53.6% for the same period in 2007.  TWC’s gross profit for the nine month period ended September 30, 2008 decreased to 50.8% from 52.0% for the same period in 2007.  Big Dog Sportswear’s gross profit decreased to 46.6% in the nine months ended September 30, 2008 from 57.2% for the same period in 2007. The 10.6% decrease was primarily due to a shift in the period towards promotional sales in connection with the continued store closings.  Gross profit may not be comparable to those of other retailers, since some retailers include distribution costs and store occupancy costs in cost of goods sold, while we exclude them from the gross margin, including them instead in selling, marketing and distribution expenses.

SELLING, MARKETING AND DISTRIBUTION EXPENSES. Selling, marketing and distribution expenses increased to $85.3 million in the nine months ended September 30, 2008 from $80.7 million for the same period in 2007, an increase of $4.6 million, or 5.7%. As a percentage of net sales, selling, marketing and distribution expenses increased to 52.7% in the nine months ended September 30, 2008 from 51.5% for the same period in 2007, an increase of 1.2%.  The increase is primarily related to recording $1.0 million of Big Dog store closure expense, as well as spreading the operating expenses over a smaller Big Dog sales base.  The Company's decrease in sales resulted from the closure of Big Dogs stores, a decline in TWC comparative store sales, as well as operating lag experienced from certain newly opened TWC stores and retrofitting certain TWC stores.  This trend is expected to continue as more Big Dog Sportswear stores are closed in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $7.1 million for the nine months ended September 30, 2008 from $7.5 million for the same period in 2007.  As a percentage of net sales, these expenses decreased slightly to 4.4% in the nine months ended September 30, 2008 and 4.8% for the same period in 2007. The decrease relates to a corporate cost reduction program and spreading fixed costs over a larger sales base.

INTEREST INCOME. Interest income for the nine month periods ended September 30, 2008 and 2007 was less than $0.1 million.  Interest income is primarily earned on excess cash balances invested on an overnight basis.  As the Company generally uses excess cash to reduce the outstanding balances on their lines of credit, interest income in future periods is not expected to be significant.

INTEREST EXPENSE. Interest expense increased to $3.1 million for the nine month period ended September 30, 2008 from $3.0 million for the same period in 2007, an increase of $0.1 million, or 3.3%.

INCOME TAXES.  The Company recorded an income tax benefit at an effective tax rate of 35.0% and 37.5% in the nine month periods ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate is related to an anticipated decrease in certain state income tax benefits. The Company believes it will fully realize the benefit considering both its history of taxable income as well as projected seasonal sales and profits in the fourth quarter as discussed in “Seasonality” below.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2008, the Company’s primary uses of cash were for merchandise inventories, capital expenditures, the acquisition of Natural Comfort, Inc. and general operating activity.  The Company primarily satisfied its cash requirements from existing cash balances and borrowings from the line of credit.

Cash used in operating activities was $2.9 million and $18.9 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in cash used in operating activities is principally due to reduced inventory purchases for the nine months ended September 30, 2008.

Cash used in investing activities was $11.8 million and $13.7 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used in investing activities in the first nine months of 2008 primarily relates to $10.2 million of capital expenditures for TWC new store openings and retrofitting existing TWC and Big Dog Sportswear stores.  An additional $2.1 million was used for the acquisition of Natural Comfort, Inc.  Cash used in investing activities in the first nine months of 2007 primarily relates to $13.9 million for capital expenditures for TWC new store openings, retrofitting existing TWC stores and corporate additions.

Cash provided by financing activities was $12.7 million and $29.9 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the 2008 period is primarily related to not issuing long term debt in 2008 and a reduction in stock option exercises.

Short-term Borrowings

In October 2001, the Company entered into a credit facility with Wells Fargo Retail Finance (“WFRF”), which was most recently amended in March 2008 (the “Amended Credit Agreement”) and previously amended in November 2006.  Subsequent to the November 2006 amendment, the Amended Credit Agreement provides for a total commitment of $60,000,000 with the ability for the Company to issue documentary and standby letters of credit of up to $3,000,000.  Prior to the amendment, the agreement provided for a total commitment of $47,000,000.  The Company’s ability to borrow under the facility was determined using an availability formula based on eligible assets.  The facility is collateralized by substantially all of the Company’s assets and requires daily, weekly and monthly financial reporting as well as compliance with financial, affirmative and negative covenants.  The most significant of the amended financial covenants, most recently amended in March 2008, includes compliance with a pre-defined annual maximum capital expenditure amount and a restriction on the payment of dividends.  At December 31, 2007, the Company was not in compliance with one of its covenants and subsequently obtained a waiver from the WFRF. As of September 30, 2008, the Company was in compliance with all covenants, as amended.  This credit agreement provides for a performance-pricing structured interest charge which was based on excess availability levels.  The interest rate ranged from the bank’s base rate (5.00 % as of September 30, 2008) or a LIBOR loan rate plus a margin ranging up to 1.75% (4.24 % as of September 30, 2008).  The Company had $ 8,080,000 in borrowings based on the bank’s base rate and $30,500,000 in LIBOR loans outstanding at September 30, 2008.  The Amended Credit Agreement expires in October 2011.  At September 30, 2008, the Company had approximately $818,000 of outstanding letters of credit expiring through November 2008, and had approximately $14,000,000 excess availability on its line of credit.

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

On May 9, 2007, the Company purchased from the officers of the Company all of the vested employee stock options held by them that would otherwise have expired on or before May 9, 2008. Options for a total of 245,000 shares were purchased from five officers (no options were purchased from the CEO, Andrew Feshbach).  The purchase price was $16.00 per share, less the exercise price of the options, which ranged from $6.50 to $10.00 per share.  The $16.00 price represented a discount of approximately 5% from the May 9, 2007 closing price of $16.80.  The net purchase price was $1,965,000.  The Company paid for the options by delivery of notes bearing interest at 7% per annum and payable in two equal installments on April 10, 2008 and April 10, 2009. At September 30, 2008, the balance of the notes, $983,000, is classified as current portion of long-term debt to related parties in the accompanying consolidated balance sheet.

In conjunction with the TWC’s acquisition of Footworks in 2005, WFRF issued a $3,000,000 four-year term loan facility.  Monthly payments of $55,555 were due beginning in March of 2006 with the balance due at the maturity date of the loan, October 2009.  The term loan interest charge is Prime plus ..5% or LIBOR plus 2.75% (5.50% as of September 30, 2008).  At September 30, 2008, $667,000 of the term loan facility is classified as current and is included in current portion of long-term debt in the accompanying consolidated balance sheet.

Additionally, in conjunction with the acquisition of Footworks, TWC issued a $3,000,000 three-year promissory note to the seller, Bianca of Nevada, Inc.  As of September 30, 2008, the note was paid off.

As part of the acquisition of Natural Comfort, Inc., TWC issued a $1,700,000 three-year promissory note to the seller.  The principal on this note is payable on January 15, 2011.  The note bears an interest rate of 7.0% and accrued interest is payable quarterly beginning June 2008.

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

CRITICAL ACCOUNTING POLICIES

Other than accounting for restructuring and exit costs, which is described below, the Company has made no changes to its critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Restructuring and Exit Costs

From time to time, the Company makes strategic decisions to close stores or exit locations or activities. If stores or operating activities to be closed or exited constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component on the Consolidated Statements of Earnings, if material individually or cumulatively. Assets related to planned store closures or other exit activities are reflected as assets held for sale and recorded at the lower of carrying value or fair value less costs to sell when the required criteria, as defined by SFAS No. 144, are satisfied. Depreciation ceases on the date that the held for sale criteria are met.  Assets related to planned store closures or other exit activities that do not meet the criteria to be classified as held for sale are evaluated for impairment in accordance with the Company’s normal impairment policy, but with consideration given to revised estimates of future cash flows. In any event, the remaining depreciable useful lives are evaluated and adjusted as necessary.  Exit costs related to anticipated lease termination costs, severance benefits and other expected charges are accrued for and recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

During the third quarter of 2008, the Company announced its intent to close 86 of its 94 Big Dog Sportswear retail stores as part of a restructuring plan and recorded a pre tax charge of $1,294,000 related, in part, to the closure of 23 stores in the third quarter.  The Company evaluated the planned store closures in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and determined that the planned closure of these stores does not yet meet the criteria for discontinued operations because of the Company’s continuing involvement with the remaining stores and their ongoing website sales.  The Company will continue to evaluate, on a quarterly basis, if these closures meet the criteria for discontinued operations.  See Note 10. Restructuring and Exit Costs.

COMMITMENTS AND OBLIGATIONS

As of September 30, 2008, the Company had the following obligations, which includes both principal and interest payments:

	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Debt:
Revolving lines of credit	$40,231,000	$40,231,000	$-	$-	$-
Notes payable	3,364,000	893,000	2,471,000	-	-
Convertible debt	23,923,000	1,549,000	3,099,000	19,275,000	-
Notes payable, related party	1,018,000	1,018,000	-	-	-

Contractual Obligations:
Operating leases	223,176,000	33,142,000	54,887,000	49,740,000	85,407,000
Capital leases	2,290,000	916,000	1,374,000	-	-

Other Commercial Commitments:

Letters of credit	818,000	818,000	-	-	-

Total Commitments	$294,820,000	$78,567,000	$61,831,000	$69,015,000	$85,407,000

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

The Company’s consolidated financial position and consolidated results of operations are subject to market risk associated with interest rate movements on borrowings.  Currently, its credit facilities contain a performance-pricing structured-interest charge based on excess availability levels and index based on Prime or LIBOR.  Additionally, the Company has a term loan with an interest charge index based on Prime or LIBOR.  The Company had $38,580,000 outstanding borrowings under these arrangements as of September 30, 2008.  Based on these outstanding borrowings at September 30, 2008 and the current market condition, a one percent increase in the applicable interest rates would decrease annual cash flow and pretax earnings by approximately $386,000. Conversely, a one percent decrease in the applicable interest rates would increase annual cash flow and pretax earnings by $386,000.  The Company’s market risk on interest rate movements will increase based on higher borrowing levels.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 4:          CONTROLS AND PROCEDURES

At September 30, 2008, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in making known to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries. Additionally, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

From time to time the Company is involved in pending or threatened litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse impact on its operations or financial condition.

ITEM 1A:	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors identified in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The retail industry can be greatly affected by macro-economic factors, including changes in national, regional, and local economic conditions, as well as consumers’ perceptions of such economic factors. Further deterioration of the consumer spending environment could be harmful to our financial position and results of operations could adversely affect our ability to comply with our covenants under our credit facility and, as a result, may negatively impact our liquidity.

ITEM 2:	UNREGISTERED SALES OF EQUITY, SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was held on September 25, 2008.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement.

The matters voted upon at the Annual Meeting were as follows:

1.
To elect Director, David J. Walsh, to hold office for a three-year term and until his successor is elected and qualified.  For this proposal, 9,241,970 votes were cast for and 23,138 votes were withheld.

3.
To ratify the election of SingerLewak LLP as independent certified public accountants for the year ending December 31, 2008.  For this proposal, 9,256,162 were cast for, 3,645 were cast against and 5,301 votes abstained.

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

THE WALKING COMPANY HOLDINGS, INC.

November 14, 2008	/s/ ANDREW D. FESHBACH
Andrew D. Feshbach
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2008	/s/ ROBERTA J. MORRIS
Roberta J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer)